Form 10QSB
period 1996-09-30
ONTRACK DATA INTERNATIONAL INC
filed 1996-11-27
CIK 1022703

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1996

                            Commission File No. 000-21375


                           ONTRACK DATA INTERNATIONAL, INC.
          (Exact name of small business issuer as specified in its charter)



            MINNESOTA                                    41-1521650
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

6321 BURY DRIVE, SUITES 13-21, EDEN                        55346
        PRAIRIE, MINNESOTA                               (Zip Code)
(Address of principal executive office)

         WWW.ONTRACK.COM                               (612) 937-1107
          (Web address)                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes                           No   X
                   -----                       -----

Number of shares of Common Stock, $.01 par value, outstanding as of
November 27,1996        9,785,924

Transitional Small Business Disclosure Format (check one):

              Yes                           No   X
                   -----                       -----

                           ONTRACK DATA INTERNATIONAL, INC.

                                        INDEX



PART 1.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
    Item 1.        Financial Statements:

         Consolidated Condensed Balance Sheets as of
         September 30, 1996  (unaudited) and
         December 31, 1995                                                   3

         Consolidated Condensed Statements of Income (unaudited)
         for the three months and nine months ended September 30, 1996
         and 1995                                                            4

         Consolidated Condensed Statements of Cash Flows
         (unaudited) for the nine months ended September 30, 1996
         and 1995                                                            5

         Notes to consolidated condensed financial statements              6-7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-10


PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                             11

    Item 2.   Changes in Securities                                         11

    Item 3.   Defaults Upon Senior Securities                               11

    Item 4.   Submission of Matters to a Vote of Security Holders           11

    Item 5.   Other Information                                             11

    Item 6.   Exhibits and Reports on Form 8-K                              11



SIGNATURES                                                                   12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ONTRACK DATA INTERNATIONAL, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET
                 ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )




                                                                                         September 30, 1996
                                                                                     --------------------------
ASSETS                                                            December 31, 1995     Actual       Pro-Forma
                                                                  -----------------  -----------    -----------
                                                                                     (Unaudited)    (Unaudited)
                                                                                                      (Note 2)
CURRENT ASSETS:
Cash and cash equivalents                                                $2,028         $3,401         $3,401
Accounts receivable, net                                                  1,410          2,426          2,426
Prepaid expenses and other current assets                                 1,000            895            895
                                                                      ---------      ---------      ---------
Total Current Assets                                                      4,438          6,722          6,722

Furniture and equipment, net                                              2,162          3,473          3,473
Other assets                                                                261            231            231
                                                                      ---------      ---------      ---------

TOTAL ASSETS                                                             $6,861        $10,426        $10,426
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term debt                                           $64            $68            $68
Accounts payable                                                            563            939            939
Accrued expenses                                                            915          1,929          1,929
                                                                      ---------      ---------      ---------

Total current liabilities                                                 1,542          2,936          2,936

Long-term debt, less current portion                                        211            161            161
                                                                      ---------      ---------      ---------

TOTAL LIABILITIES                                                         1,753          3,097          3,097

Convertible redeemable preferred stock                                    5,231          5,461            -

SHAREHOLDERS' EQUITY (DEFICIT):

Common stock ( 6,000,000 shares issued and outstanding at
December 31, 1995,  6,102,674 actual at September 30, 1996                   60             61             76
 and 7,602,674 pro-forma).

Additional paid-in capital                                                    -            264          5,710

Cumulative translation adjustment                                            34             30             30

Retained earnings  (accumulated deficit)                                   (217)         1,513          1,513
                                                                      ---------      ---------      ---------

Total shareholders' equity (deficit)                                       (123)         1,868          7,329
                                                                      ---------      ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $6,861        $10,426        $10,426
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------



                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ONTRACK DATA INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )
                                     (UNAUDITED)



                                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------   -------------------------------
                                                                        1995           1996           1995           1996
                                                                     ----------     ----------     ----------     ----------
REVENUES:
  Services                                                               $3,185         $5,067         $8,303        $13,171
  Software                                                                1,380          1,604          3,448          5,402
                                                                     ----------     ----------     ----------     ----------
     TOTAL REVENUES                                                       4,565          6,671         11,751         18,573


COST OF REVENUES:
  Services                                                                  517            666          1,390          1,861
  Software                                                                  274            433            815          1,366
                                                                     ----------     ----------     ----------     ----------
     TOTAL COST OF REVENUES                                                 791          1,099          2,205          3,227
                                                                     ----------     ----------     ----------     ----------

GROSS MARGIN                                                              3,774          5,572          9,546         15,346

OPERATING EXPENSES:
  Research and development                                                  849          1,365          2,130          3,575
  Sales and marketing                                                     1,253          1,755          3,011          4,948
  General and administrative                                                748          1,444          1,899          3,750
                                                                     ----------     ----------     ----------     ----------
     TOTAL OPERATING EXPENSES                                             2,850          4,564          7,040         12,273
                                                                     ----------     ----------     ----------     ----------

OPERATING INCOME                                                            924          1,008          2,506          3,073

INTEREST AND OTHER INCOME                                                    37             32             94             84
                                                                     ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                                  961          1,040          2,600          3,157

PROVISION FOR INCOME TAXES                                                  378            395          1,008          1,200
                                                                     ----------     ----------     ----------     ----------

NET INCOME                                                                 $583           $645         $1,592         $1,957
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------

PRO FORMA NET INCOME PER SHARE                                            $0.07          $0.08          $0.20          $0.25
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------

SHARES USED IN COMPUTING PRO FORMA
NET INCOME PER SHARE                                                  7,794,457      7,794,457      7,794,457      7,794,457
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------




                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           ONTRACK DATA INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   ( IN THOUSANDS )
                                     (UNAUDITED)




                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                         1995           1996
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                          $1,592         $1,957

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                       483            939
         Changes in operating assets and liabilities
           Accounts receivable                                               (4)        (1,016)
           Prepaid expenses and other current assets                       (403)           105
           Accounts payable                                                 375            376
           Accrued expenses                                               1,013          1,015
                                                                       --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 3,056          3,376


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                                 (1,193)        (2,254)
     Other assets                                                             -             30
                                                                       --------       --------

NET CASH USED IN INVESTING ACTIVITIES                                    (1,193)        (2,224)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on long-term debt                                   (43)           (47)
     Proceeds from exercise of stock options                                  -            264
                                                                       --------       --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (43)           217

EFFECT OF EXCHANGE RATES ON CASH                                             (7)             4
                                                                       --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,813          1,373

Cash and cash equivalents, beginning of period                            2,024          2,028
                                                                       --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $3,837         $3,401
                                                                       --------       --------
                                                                       --------       --------



                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ONTRACK DATA INTERNATIONAL, INC.

                            NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

    ONTRACK Data International, Inc. (the "Company") provides data recovery services, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; Washington, DC.; London, England and Stuttgart, Germany.

2.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited September 30, 1995 and 1996 financial statements, included herein, have been prepared by the Company. The information furnished in the unaudited financial statements includes all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such financial statements.

    PRO FORMA BALANCE SHEET (UNAUDITED)

    As a result of the public offering of common stock by the Company on October 21, 1996, all of the Convertible Redeemable Preferred Stock outstanding at the closing date was converted into shares of common stock. The unaudited pro forma balance sheet as of September 30, 1996, has been adjusted to reflect the conversion of outstanding Convertible Redeemable Preferred Stock at September 30, 1996 into 1,500,000 shares of common stock.

    UNAUDITED PRO FORMA NET INCOME PER SHARE

    Unaudited pro forma net income per share is based on the unaudited pro forma weighted average number of shares of common stock and common equivalent shares outstanding for the period. The unaudited pro forma weighted average number of shares includes the conversion of the Company's Convertible Redeemable Preferred Stock into 1,500,000 shares of common stock effective January 1, 1995. Because of the significant impact of the conversion on the Company's capital structure and earnings per share, historical earnings per share has been excluded from the financial statements. Pursuant to certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, options granted with exercise prices below the initial public offering (IPO) price during the 12-month period preceding the date of the initial filing of the Registration Statement have been included in the calculation of net income per share, using the treasury stock method based on the IPO price, as if the options were outstanding for all prior periods presented.

 3. SHAREHOLDERS' EQUITY

    On August 6, 1996, the Company's Board of Directors authorized a 2-for-1 stock split of the issued and outstanding common stock of the Company, in the form of a 100% stock dividend, effective August 19, 1996. All references to common stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to such split.

    Effective October 1, 1996, the Company's Articles of Incorporation were amended to increase the authorized capital stock to 1,000,000 shares of $.01 par value Preferred Stock and 25,000,000 shares of Common Stock. All applicable share data included in the financial statements has been adjusted to give retroactive effect to such authorization.

4.  SUBSEQUENT EVENTS

    On October 21, 1996, the Company made a public offering of 2,700,000 shares of common stock, including 2,000,000 shares sold by the Company and 700,000 shares sold by selling shareholders at a price of $12.00 per share. On October 30, 1996 the Company's underwriters exercised their over-allotment option and purchased an additional 405,000 shares, 180,000 of which were issued by the Company and 225,000 of which were sold by selling shareholders. Total net proceeds to the Company, after deducting estimated expenses of $450,000, were $23,878,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

TOTAL REVENUES

Total revenues for the third quarter of 1996 increased 46.1% compared to the third quarter of 1995. For the nine months ended September 30, 1996, total revenues increased 58.1% compared to the first nine months of 1995.

SERVICES:
Service revenues for the third quarter of 1996 increased 59.1% compared to the third quarter of 1995. For the nine months ended September 30, 1996, services revenues increased 58.6% compared to the first nine months of 1995. The increases in both periods were due principally to an increase in the number of data recovery jobs performed.

SOFTWARE:
Software revenues for the third quarter of 1996 increased 16.2% compared to the third quarter of 1995. For the first nine months of 1996, software revenues increased 56.7% compared to the first nine months of 1995. The increases for the quarter and nine months are due principally to a continued increase in the Company's OEM Disk Manager product sales. Also contributing to the increase in the quarter were the release of the Japanese version of Ontrack Data Recovery for Netware, and the release of DiscWizard by Seagate Technology, Inc. DiscWizard is a customized Windows-based hard disk drive installation utility which is being licensed exclusively to Seagate.

GROSS MARGINS

SERVICES:
Gross margins on services revenues as a percentage of services revenues for the third quarter and nine months ended September 30, 1996 were approximately 86.9% and 85.9%, respectively, compared to 83.8% and 83.3% for the comparable periods of 1995. The improved gross margin percentages in 1996 were due principally to a decline in the amount of engineering labor per data recovery job, resulting from increased automation in the data recovery process as a result of the Company's research and development activities.

SOFTWARE:
Gross margins on software revenues as a percentage of software sales for the third quarter and nine months ended September 30, 1996 were 73.0% and 74.7%, respectively, compared to 80.1% and 76.4% for the comparable periods of 1995. The decrease in gross margin percentages in 1996 were due to lower margins on non-royalty OEM sales caused by lower prices charged to the OEMs as well as lower royalty rates on certain OEM sales due to customers earning unit volume discounts.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the third quarter of 1996 increased 60.8% compared to the third quarter of 1995 and increased 67.8% in the first nine months of 1996 compared to the same period of 1995. These increases are due in part to the addition of software developers and data recovery engineers who perform research and development activities, as well as increased expenditures in the 1996 period on development of a new process to provide diagnostic and data recovery services on a remote basis. As a percentage of revenues, research and development expenses were 20.4% and 19.2% of revenues for the third quarter and nine months ended September 30, 1996, respectively, compared to 18.6% and 18.1% of revenues for the comparable periods of 1995. Research and development expenses, and such expenses as a percentage of revenues, may fluctuate in the future as the Company identifies and responds to such market opportunities as remote data recovery services, or as necessary to respond to new technologies that pose challenges in the data recovery business.

SALES AND MARKETING:

Sales and marketing expenses increased 40.1% for the third quarter of 1996 compared to the third quarter of 1995. For the nine months ended September 30, 1996, sales and marketing expenses increased 64.3% compared to the first nine months of 1995. As a percentage of revenues, sales and marketing expenses were 26.3% and 26.6% for the third quarter and nine months ended September 30, 1996, respectively, compared to 27.4% and 25.6% for the comparable periods of 1995. The increases in sales and marketing dollars are due principally to the compensation and advertising costs associated with generating increased revenue as well as costs associated with hiring additional personnel who are devoted to expanding the Company's strategic relationships with storage media manufacturers, third party maintenance providers and other revenue referral sources.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the third quarter and nine months ended September 30, 1996 increased 93.0% and 97.5% over the comparable 1995 periods. The increases are principally due to increased compensation and related costs resulting from new personnel at manager and executive levels who were added in the second quarter of 1996 to support the Company's growth strategy, and to start-up costs being incurred in the third quarter as the Company prepared for the opening of the Stuttgart, Germany office.

PROVISION FOR INCOME TAXES:

For the three and nine month periods ended September 30, 1996, the Company provided for taxes at its anticipated effective rate for the year of 38%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $3.4 million and $3.1 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash generated from operations was due principally to increased earnings.

Cash used in investment activities was primarily for furniture and equipment. Additions to furniture and equipment were $1.2 million and $2.3 million in the nine months ended September 30, 1995 and 1996, respectively. The increase in capital expenditures was caused by the Company's growth, including opening new offices and purchasing equipment for its expanded staff. The Company expects capital expenditures to increase over the next several years as it expands its current facilities and opens facilities in new domestic and international locations.

In October, the Company completed an initial public offering which resulted in net proceeds to the Company of $23,878,800. The net proceeds to the Company from this offering will be used for working capital and general corporate purposes. A portion of the net proceeds may also be used to open additional offices, or for investments in or acquisitions of complementary businesses, products or technologies, although the Company does not have any present commitments, agreements or understandings for any such investments or acquisitions. The Company expects that these proceeds along with cash generated from its operations will be adequate to meet its capital needs for the foreseeable future.


FORWARD-LOOKING STATEMENTS

Information included in this Form 10-QSB which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors included in the Company's Prospectus dated October 21, 1996 constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (i) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and the Company must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (ii) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (iii) the Company has experienced, and expects to continue experiencing, rapid growth and there can be no assurance that the Company will manage its growth effectively; and (iv) the Company depends to a large degree on its ability to attract and retain technical personnel, and on the efforts and abilities of its three founders and other management personnel.

                           ONTRACK DATA INTERNATIONAL, INC.


PART II. OTHER INFORMATION

         Item 1.        LEGAL PROCEEDINGS

                        None

         Item 2.        CHANGES IN SECURITIES

                        On October 25, 1996, the Company's 3,000 shares of outstanding Convertible Redeemable Preferred Stock were converted into an aggregate of 1,500,000 shares of Common Stock and the Company's Articles of Incorporation were amended and restated to eliminate all references to Convertible Redeemable Preferred Stock.

         Item 3.        DEFAULTS UPON SENIOR SECURITIES

                        None

         Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        Pursuant to an Action in Writing Taken in Lieu of a Meeting effective September 20, 1996, the shareholders and Board of Directors of the Company unanimously approved the following items:

                        A.   Amended the Company's Articles of Incorporation to
                             (i) increase the number of authorized shares of Common stock from 10,000,000 shares to 25,000,000 shares and (ii) authorize the issuance of 1,000,000 shares of undesignated preferred stock.

                        B. Amended and restated the Company's Articles of Incorporation to eliminate all references to the Company's Convertible Redeemable Preferred Stock, which Amended and Restated Articles were to be effective upon the first closing of the Company's initial public offering.

                        C. Adopted the Company's 1996 Stock Incentive Plan and the Company's Employee Stock Purchase Plan.

                        D.   Adopted the Company's Amended and Restated Bylaws.

                        E. Ratified all prior acts made by the officers and directors of the Company on behalf of the Company.

         Item 5.        OTHER INFORMATION

                        None

         Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                        None

                           ONTRACK DATA INTERNATIONAL, INC.

                                      SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ONTRACK DATA INTERNATIONAL, INC.
                                       --------------------------------
                                                 (Registrant)






    Date:     November 27, 1996        By:    /s/ Michael W. Rogers
                                            -----------------------------------
                                            Michael W. Rogers
                                            Chairman and Chief Executive
                                            Officer



    Date:     November 27, 1996        By:    /s/ Thomas P. Skiba
                                            -----------------------------------
                                            Thomas P. Skiba
                                            Vice President & Chief Financial
                                            Officer