Form 10KSB
period 1996-12-31
ONTRACK DATA INTERNATIONAL INC
filed 1997-03-26
CIK 1022703

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB
    (MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the Transition period from ________ to _______

                             COMMISSION FILE NO.  0-21375

                           ONTRACK DATA INTERNATIONAL, INC.
                    (Name of Small Business Issuer in its charter)

                     MINNESOTA                  41-1521650
         -------------------------------    -------------------
         (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)     Identification No.)

                                   6321 BURY DRIVE
                               EDEN PRAIRIE, MN  55346
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (612) 937-1107

ISSUER'S INTERNET ADDRESS:  WWW.ONTRACK.COM

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:   COMMON STOCK,
$.01 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for the year ended December 31, 1996 were $26,763,000.

As of March 14, 1997, assuming as market value the price of $17 3/16 per share, the average between the high and low sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $54.4 million.

As of March 14, 1997, the Company had outstanding 9,789,240 shares of Common Stock, $.01 par value.

Portions of the 1996 Annual Report to Shareholders and the Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 21, 1997, are incorporated by reference into Parts II and III, respectively, of this Form 10-KSB, to the extent described in such Parts.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                                  TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
    Item 1.   DESCRIPTION OF BUSINESS                                       3
    Item 2.   DESCRIPTION OF PROPERTY                                      14
    Item 3.   LEGAL PROCEEDINGS                                            14
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                            15

PART II
    Item 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                         15
    Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                               15
    Item 7.   FINANCIAL STATEMENTS                                         15
    Item 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                                        15

PART III
    Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT                                         15
    Item 10.  EXECUTIVE COMPENSATION                                       16
    Item 11.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT                            16
    Item 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS                                                16
    Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURES                                                                 18

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    Ontrack is a leading provider of data recovery services to a broad range of customers experiencing a loss of valuable computer data. Ontrack has the ability to recover data stored in nearly all types of storage media and operating systems, regardless of the sophistication or age of the storage media or the system. During the past nine years, Ontrack has performed over 34,000 data recoveries for Fortune 500 corporations, governmental agencies, educational and financial institutions, as well as small businesses and individuals. The Company first developed expertise in data file structures, operating systems, and storage media technologies in 1985 through the development of DISK MANAGER, a hard disk drive installation software utility which the Company continues to market. The Company also develops and markets a number of other commercial software products. The Company's data recovery services revenues represented approximately 73% of total revenues in 1996, with software revenues representing the balance.

BACKGROUND OF DATA RECOVERY BUSINESS

    The amount of data stored in hard disk drives, floppy disks, CD-ROMs, magnetic tape and other types of storage media has been growing rapidly over the past several years. The growth in stored data has been fueled in part by the rapid expansion of the installed base of personal computers, midrange computers, servers and mainframes. Dataquest Incorporated has estimated that the number of installed personal computers will have grown worldwide from approximately 125 million units in 1993 to approximately 271 million units by the end of 1997. In addition, the increased use of multimedia, sophisticated operating systems and complex software applications has helped drive the average storage capacity per desktop computer shipped from approximately 80 megabytes in 1991 to over 2,000 megabytes in 1997.

    With this proliferation of storage capacity has come an increased dependence on fast and reliable access to stored data in both the office and the home. The expanding corporate use of local and wide area networks has resulted in data being dispersed across an increasing number of hardware platforms within an organization. Consequently, many organizations rely on their personnel being able to continually access and manipulate computer files, such as sales backlog reports, project specifications or accounting records, to effectively perform daily tasks. Similarly, individuals and small businesses are now frequently storing and accessing information which may have been previously handwritten or stored in paper files, such as financial records and important correspondence. Much of the information stored in this manner is essential, and sometimes mission-critical, to the user or the user's organization.

    Data can often become inaccessible to the user as a result of a wide variety of either hardware or software failures. Hardware failures involve physical damage to the mechanism that retrieves the data or to the storage media itself, while software failures involve corruption of the software file structure that makes the data accessible. In both types of failures, the data often still exists on the storage media but cannot be retrieved by the user. Common hardware and software failures that lead to the loss of data include:

    USER ERRORS - such as accidental deletion of files or mistakes in attempting to retrieve lost data which may lead to even more severe data loss.

    WEAR, AGING OR PHYSICAL ABUSE - can cause failure of mechanical and electrical components or damage to the storage media.

    IMPROPER OR INCOMPATIBLE SOFTWARE INSTALLATION - such as failure to back up the system prior to performing software upgrades or the introduction of incompatible software into an existing system, which may corrupt the data file structure.

    SABOTAGE, COMPUTER VIRUSES OR VANDALISM - can delete, overwrite or corrupt data files, or damage the retrieval mechanism or storage media.

    ENVIRONMENTAL HAZARDS - such as extreme temperatures, power surges, fires, floods and earthquakes, which can affect either the data retrieval mechanism in the computer system or the storage media.

    In an effort to prevent data loss, users may pursue one or more protective measures. The most common method is to automatically or manually back up data on a routine basis for onsite or offsite storage. However, one of the major challenges with backing up data is ensuring that all backup procedures are followed rigorously. Additionally, even in those cases where it is possible to restore the backup data, the restoration process can be more expensive and time consuming than the data recovery process. In addition, the data created since the most recent backup will not be contained on the backup copy. Other methods of protecting data include securing access to computer equipment, implementing anti-virus procedures, and developing disaster recovery plans for floods, fires and other natural disasters. Although these methods may be helpful in reducing the likelihood of data loss in certain instances, they have not been able to prevent a wide variety of data loss situations from occurring and may not represent a cost-effective alternative.

    When users experience data loss, they generally seek assistance from the nearest perceived computer expert, which may include an MIS department or other corporate personnel, a local computer store or a third party computer maintenance provider. In many cases, these people do not have the specialized training, software or equipment necessary to recover lost data, and their attempts to recover the data can actually exacerbate the data loss and hinder the data recovery. In-house experts or third party providers may rely exclusively on commercially available data recovery software. Although such software can be quite useful in certain data recovery situations, if used in inappropriate situations it may compound the data loss. If these recovery efforts are unsuccessful, users are often informed or conclude that the data loss is "terminal" and that the data is not recoverable. In many cases, however, the lost data can be recovered by a properly trained and equipped data recovery specialist.

    The data recovery services market is currently served by a large number of relatively small, independent businesses. The Company believes that competitive factors in the data recovery business are name recognition, the effectiveness of the data recovery services, the ability to operate within a large number of operating environments with a variety of storage media, the timeliness of the services, the number of emergency and custom services provided and cost.

THE ONTRACK SOLUTION

    Ontrack provides data recovery services to address a wide variety of data loss situations. Ontrack has the ability to recover data stored in nearly all types of storage media and operating systems, regardless of the sophistication or age of the storage media or the operating system. The Company believes that it is a leading provider of data recovery services and that it has developed the following competitive advantages:

    PROPRIETARY DATA RECOVERY TOOLS. By virtue of its years of experience and over 34,000 data recoveries, the Company has developed numerous Data Recovery Tools, including proprietary software programs, specialized devices, fixtures and other equipment. These programs and devices facilitate the data recovery process, which enable data recovery in a broad range of situations and may reduce the time required to complete a data recovery project.

    SKILLED STAFF OF DATA RECOVERY ENGINEERS AND SOFTWARE DEVELOPERS. Although Ontrack's Data Recovery Tools substantially automate the diagnosis and recovery process, the Company's staff of 51 highly trained data recovery engineers plays a critical role in determining the appropriate course of action during the data recovery process. The data recovery engineers work closely with Ontrack's staff of 32 software developers to develop customized data recovery solutions and new Data Recovery Tools.

    ADVANCED DIAGNOSTIC CAPABILITIES. The Company's Data Recovery Tools and the skills of its data recovery engineers enable the Company to quickly determine the nature and cause of the data loss, whether the customer's specified data is recoverable, and the procedures and equipment needed for the recovery. The diagnostic capabilities also permit Ontrack to identify quickly and accurately the data losses which cannot be remedied, minimizing unnecessary costs and delays.

    RESPONSIVE AND TIMELY CUSTOMER SUPPORT. Realizing that most customers experiencing data loss are time-sensitive, the Company's diagnostic procedures permit its experienced sales representatives to quickly present the customer with an accurate assessment of the problem and a price quotation before proceeding with the recovery. The Company offers its customers a variety of service options, including around-the-clock emergency service, on-site visits and priority service.

STRATEGY

    Ontrack's objective is to be the leading data recovery services provider worldwide, and to develop new computer data-related products and services. The Company's strategy includes the following key elements:

    MAINTAIN TECHNOLOGICAL ADVANTAGE. The Company intends to continue its substantial investment in research and development to adapt and expand its Data Recovery Tools to constant changes in technology. This investment is intended to continually improve the speed and efficiency of the Company's data recovery services as well as expand the situations in which the Company can successfully recover data.

    ENHANCE COMMERCIAL SOFTWARE PRODUCTS. The Company will continue to upgrade DISK MANAGER, a leading disk installation utility for the past 11 years, and selectively develop and promote additional commercial software products, such as DISCWIZARD. The software business has not only been profitable for the Company, but has also played a key role in expanding the Company's knowledge base for the development of data recovery solutions.

    BROADEN SERVICE OFFERINGS. The Company intends to leverage its data recovery and software development experience to provide new data service offerings. For example, Ontrack is developing a new process for remote data recovery that would permit its data recovery engineers to diagnose data losses and, in many cases, recover the lost data through an electronic data link such as a modem. The Company also intends to continue to develop its computer evidence services business, which includes assisting customers in obtaining evidence from computer systems in criminal and civil cases and testifying as expert witnesses on computer data-related issues.

    DEVELOP AND STRENGTHEN STRATEGIC RELATIONSHIPS. The Company will continue to develop and strengthen strategic relationships with organizations that provide distribution channels for the Company's services and products as well as access to advanced technology. The Company intends to develop a base of recurring revenues through new relationships with third party computer maintenance and support providers who would offer the Company's data recovery services as part of their service offerings. Additionally, the Company will continue to develop strategic relationships with hard disk drive and other storage media manufacturers to enhance its knowledge of storage media technology and expand the markets for its OEM commercial software products. The Company also seeks to develop and foster relationships with referral sources for its data recovery services, such as software companies, retailers, disaster recovery consultants and other third party service providers.

    EXPAND GEOGRAPHICAL PRESENCE. The Company intends to open additional offices, possibly through strategic acquisitions, domestically and abroad. This expansion will increase its proximity to potential customers and enhance awareness of the Company's services in these new markets. The Company opened an office in Stuttgart, Germany in the fourth quarter of 1996 and plans to open at least one additional domestic office during 1997.

DATA RECOVERY AND RELATED SERVICES

    Ontrack provides data recovery services to address a wide variety of data loss situations. These services accounted for 73% of the Company's revenues for 1996. The Company is able to recover data from nearly all types of storage media, including hard disk drives, floppy diskettes, removable or optical drives, mini cartridges, 4mm and 8mm tapes, 9 track reel-to-reel and others. Ontrack also has the ability to recover data within virtually any operating environment, including Banyan Vines, DEC VMS, DOS, Macintosh, Netware, OS/2, OS400, Sun, Unix, Wang, Windows, Windows 95, Windows NT, XENIX and others.

    DATA RECOVERY PROCESS. Customers worldwide can call one of Ontrack's 26 experienced sales representatives to report a data loss. Upon receiving a call, the sales representative discusses the data loss situation with the customer to determine the type of failure being experienced as well as the storage device, media type and operating system being used. The sales representative then offers to the customer the Company's data recovery service options, including standard service, priority service, weekend service, around-the-clock emergency service, and on-site service. The sales representative quotes an estimated cost range of the requested services and sends a complete set of handling and shipping instructions and a service agreement to the customer. The customer generally ships the hard disk drive or other storage media by overnight courier to one of the Company's facilities and pays a diagnostic fee (generally $200 in the United States for standard service).

    Generally within 24 hours of the arrival of the storage media, the Company's data recovery engineers perform a thorough diagnostic evaluation to determine the nature and cause of the data loss, the quantity of data that can be recovered, and the prescribed course of data recovery. Upon completion of the diagnosis the sales representative will inform the customer of the results of the diagnosis. If the data recovery engineer determines that the customer's specified data cannot be recovered, Ontrack returns the storage media and diagnostic fee to the customer. If the customer's specified data is recoverable, the sales representative quotes a specific price that covers all aspects of the service and establishes the maximum cost for the data recovery.

    In accordance with the Company's guidelines, the sales representative determines the pricing of data recovery services on a case-by-case basis. Specific factors influencing pricing include the capacity of the user's storage device, service options requested, estimated difficulty of the recovery, type of operating system used, and requirements for use of the Company's proprietary software tools, clean bench facilities and other proprietary equipment. The Company estimates that the cost to a customer for a data recovery can range from as low as $600 to in excess of $100,000. For example, a data recovery involving 1.2 gigabytes of storage capacity in a Windows 95 environment with standard service would typically involve a fee in the range of $600 to $1,400.

    If the customer elects to proceed with the data recovery, the Company performs the recovery and stores the recovered data on the medium of the customer's choice. The data is returned along with the customer's original equipment and the customer is invoiced.

    The customer's data is treated in a confidential manner, according to any special handling requirements of the customer. Such requirements may be particularly rigorous in the case of law enforcement and other government agencies. The Company was recognized for its protection of sensitive information as a recipient of the 1995 James S. Cogswell Outstanding Industrial Security Achievement Award from the United States Department of Defense ("DoD"), which is awarded to only the top one-half of one percent of all contractors providing services to the DoD.

    DATA RECOVERY TOOLS AND TECHNIQUES. The Company's software developers have developed and refined the Data Recovery Tools based on Ontrack's extensive experience in data recovery and file system software development, as well as the data storage technology it derives from relationships with data storage manufacturers. The Data Recovery Tools, which have been developed internally over the past 11 years and include numerous proprietary software programs and specialized devices, fixtures and other equipment, (i) facilitate the diagnosis and characterization of data loss, (ii) enable recoveries in situations where data is often deemed unrecoverable by others, and (iii) automate certain portions of the recovery process which allows a single data recovery engineer to perform several recoveries simultaneously. Ontrack maintains an extensive database of data loss situations it encounters and regularly analyzes this information to determine its priorities for developing new or enhanced Data Recovery Tools, some of which have gone through several generations of development.

    Although Ontrack's Data Recovery Tools automate the diagnosis and recovery process to a large extent, the Company believes its technical engineers who perform the recoveries serve an equally important role by making critical decisions regarding the appropriate course of action during the data recovery process. The Company's data recovery services are performed by its team of 51 data recovery engineers, who have been trained in the Company's diagnosis and recovery procedures. In order to preserve the integrity and safety of the customer's original data, the data recovery engineer makes a copy of all information stored on the customer's media. Generally, data recovery operations are performed on the Company's network of computers, which can store and rapidly process high volumes of data. Hardware-related diagnosis and recovery operations are often performed using the Company's Class 100 rated clean benches. As a result of its safeguards and its close relationships with manufacturers of storage devices, Ontrack is authorized to open hard disk drives of a number of major data storage manufacturers without voiding the manufacturer's warranty.

    OTHER RELATED SERVICES. By leveraging its expertise in the data recovery field, Ontrack has expanded its services into other areas such as computer evidence services for both civil and criminal cases. These services assist customers in obtaining evidence from computer systems, such as files that other parties attempted to delete or overwrite, as well as in confirming that certain files were created, modified, deleted, copied or destroyed. Company employees also testify as expert witnesses on computer data-related issues. Ontrack charges for these services generally on an hourly basis.

    The Company also provides training and consulting services for the protection of data as well as media conversion services. Further, the Company provides data destruction services, in which the storage media is rendered incapable of re-use, and drive sanitation services, in which all data is removed from the storage media but the media may be re-used.

    The Company's revenues from these business areas have not been significant to date.

COMMERCIAL SOFTWARE PRODUCTS

    The Company's commercial software products represented 27% of the Company's total revenues for 1996. The Company produces or markets the following commercial software products for hard disk drive installation, data recovery and data protection:

-----------------------------------------------------------------------------------------------------
       NAME                     DESCRIPTION             DISTRIBUTION CHANNEL          YEAR INTRODUCED
-----------------------------------------------------------------------------------------------------
  DISK MANAGER         Hard disk drive installation     OEM; limited retail sales          1985
                       and partitioning utility
-----------------------------------------------------------------------------------------------------
  ONTRACK DATA         Data protection and recovery     Retail sales; corporate site
  RECOVERY FOR         for Novell NetWare servers       licenses                           1994
  NETWARE
-----------------------------------------------------------------------------------------------------
  ONTRACK VIRUSSCAN    Anti-virus protection            OEM; retail sales                  1995
  (1) and NETSHIELD
  (1)
-----------------------------------------------------------------------------------------------------
  DISCWIZARD(2)        Customized Windows-based         OEM license to Seagate             1996
                       installation utility developed
                       by Ontrack for Seagate
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


(1)  Trademark of McAfee Associates.
(2)  Trademark of Seagate Technology, Inc.

     DISK MANAGER is a hard disk drive installation and partitioning utility for personal computers. This product represented 84.7% of Ontrack's software revenues in 1996. DISK MANAGER optimizes storage capacity on a wide range of hard disk drives and facilitates the process of installing replacement or upgrade drives by linking operating system software with the drives. Since DISK MANAGER was developed in 1985, the Company has developed new versions of the program for computers using MS-DOS, Windows, Windows 95, Windows NT, OS/2 and Macintosh operating systems. DISK MANAGER is generally sold on an OEM basis through hard disk drive manufacturers. By bundling the program with their hard disk drives, these OEMs are able to reduce their customer's need for technical support and increase the probability of a successful installation.

     The Company also produces ONTRACK DATA RECOVERY FOR NETWARE, an off-the-shelf data recovery and data protection software product that recovers data from Novell NetWare file servers. This product is designed for specific recovery situations and is not designed to replace the Company's data recovery services. The Company also markets VIRUSSCAN and NETSHIELD, anti-virus protection programs developed by McAfee Associates.

     The Company has recently developed DISCWIZARD, a customized
Windows-based hard disk drive installation utility which serves as a graphical user interface installation manual for use by the individual who is installing a hard disk drive. DISCWIZARD was named by Seagate and has been licensed to Seagate on an exclusive basis through June 30, 1997. The product was first shipped by the Company to Seagate in September, 1996.

RESEARCH AND DEVELOPMENT

     The Company's staff of 32 software developers continually develop and update the Company's Data Recovery Tools and commercial software products.
In addition, in the performance of data recovery services, the Company's data recovery engineers collaborate with the software developers in creating new tools and procedures. Since 1995, the Company has also funded research at Carnegie Mellon University relating to data recovery processes. The Company believes Carnegie Mellon University is a leading research institution for computer science and storage management.

     As part of its ongoing development efforts, the Company has devoted significant resources to developing a new process that would permit its data recovery engineers to provide diagnostic and data recovery services on a remote basis. This process would reduce the time and cost associated with many data recoveries and thus permit the Company to serve customers who are unwilling or unable to send their storage media to the Company's facilities. The Company believes that the ability to serve customers through an electronic data link, such as a modem, would further distinguish the Company from other data recovery service providers. The Company has filed an application for a process patent concerning certain remote data recovery operations. Implementation and testing of the software for these operations is underway.

BRANCH OFFICES AND EXPANSION STRATEGY

     The Company opened its branch offices in London, Los Angeles, Washington, D.C. and Stuttgart, Germany in 1991, 1992, 1995 and 1996, respectively. Each of the Company's facilities has stand alone data recovery capabilities, although the Company may send unique and overflow work to its main office in Minneapolis.

     In 1994, the Company granted to Y-E Data an exclusive license to use the Company's proprietary processes to perform data recovery, data conversion and consulting services in Japan. Y-E Data is a subsidiary of Yaskawa Electric, Inc., a major technology company. Under the terms of the agreement with Y-E Data, Y-E Data must pay monthly royalties to the Company based on the gross service revenues earned by Y-E Data and the Company retains complete ownership of its intellectual property. Both Ontrack and Y-E Data may terminate the agreement immediately upon a material breach by the other party and Ontrack may also terminate the agreement on 90 days' notice if it is not satisfied with Y-E Data's performance and Y-E Data does not satisfactorily address Ontrack's concerns within that period.

     The Company intends to open one additional office in the United States in 1997 and additional branch offices over time. This expansion will increase its proximity to potential customers, some of whom prefer or are required to use a local data recovery company. A new branch office is generally staffed initially with six to eight employees, including two to three data recovery engineers. The pace at which the Company is able to open additional branch offices is limited by the availability of qualified engineers, as well as the time required to provide necessary training. The Company may also open new offices through strategic acquisitions domestically and abroad.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company has historically generated a large proportion of its data recovery services revenue as a result of general name recognition, referrals from prior customers and disk drive manufacturers and advertising. The Company has a dedicated program to promote customer referrals. In order to establish a recurring revenue base, the Company also recently has dedicated marketing resources to obtain contracts with third party maintenance companies which would offer the Company's data recovery services as part of their service offerings. In addition, the Company has begun to market other services, such as computer evidence services, to law enforcement agencies and legal organizations.

     The Company markets its commercial software products through its sales force, which is focused on maintaining and expanding relationships with hard disk drive manufacturers and other corporate partners for sales on an OEM basis. The Company's commercial software products are also sold on a retail basis through distributors. The Company has focused on building customer awareness of its services by including promotional material with its commercial software products. In addition, the Company advertises its services and products through direct mail, periodicals and trade journals and participates in selected industry trade shows.

     As of February 28, 1997, the Company's direct sales force consisted of 39 people at the Company's offices in Minneapolis, Los Angeles, Washington, D.C., London and Stuttgart, of which 26 were sales representatives who have primary responsibility for fielding incoming calls and 13 were dedicated to developing new sales opportunities. In addition, the Company employed 17 customer support personnel and 12 marketing personnel.

CUSTOMERS

     The Company provides data recovery services to a broad range of customers, including Fortune 500 companies, governmental agencies, educational and financial institutions, as well as small businesses and individuals. The Company's software products are sold principally on an OEM basis to hard disk drive manufacturers. Historically sales of software products to individual OEMs have varied from period to period and there can be no assurance that such deviations will not continue.

     No single customer accounted for 10% or more of the Company's revenues in 1994, 1995 or 1996.

COMPETITION

     The data recovery market is currently served by a large number of relatively small, independent service providers. Competition among these firms is intense and barriers to entry are low for competitors seeking to offer data recovery services. The Company believes that the primary competitive factors in the data recovery business are name recognition, the effectiveness of the data recovery services, the ability to operate within a large number of operating environments with a variety of storage media, the timeliness of the services, the number of emergency and custom services provided, and cost. The Company believes that its experience with data storage, its substantial investment in personnel and its Data Recovery Tools represent competitive advantages. However, potential customers seeking to select a data recovery firm, generally within a short time frame, may find it difficult to differentiate among competing firms. In addition, there can be no assurance that large hardware and software providers with substantial experience in electronic data storage will not seek to enter the data recovery business. Such firms may have greater economic resources and name recognition than the Company, and any such entry may have a material adverse effect on the Company's financial condition and results of operations.

     The Company also faces indirect competition in the data recovery business from certain sources that computer users are likely to call when first seeking data recovery assistance, including internal MIS departments, retail stores, computer resellers, and customer service centers of computer manufacturers and software publishers. Some potential customers may also seek to recover data using off-the-shelf software utility programs. In some instances these initial efforts may compound an otherwise resolvable problem and render the data unrecoverable even by Ontrack. Moreover, many people seeking to recover seemingly lost data are not even aware that independent data recovery firms are an option.

     The computer software industry is highly competitive and characterized by significant and rapid technological advances. The Company markets a number of commercial software products for hard disk drive installation, data recovery and data protection, and faces substantial competition in the development and marketing of these products. The Company currently sells the vast majority of its commercial software products to hard disk drive manufacturers on an OEM basis, and there is no assurance that any such relationships will continue. Developers of competing software may offer their products to the OEMs at prices lower than those of the Company's products. This price competition may cause the Company to lose OEM customers or may force the Company to lower its prices, which may have a material adverse effect on software revenues and margins. In addition, as higher capacity drives and improved operating systems are designed and marketed, Ontrack must continue to develop and market enhanced versions of its products to complement the new technologies.

     Ontrack's future success in the software industry is dependent on its ability to continue to provide its OEM customers and computer users with competitively priced products which add valuable assistance in the installation of hard disk drives, data protection and data recovery. In addition, there can be no assurance that OEMs who have more resources and stronger name recognition than the Company will not develop their own products that compete with the Company.

PROPRIETARY TECHNOLOGY

     The Company currently relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other methods to protect its proprietary technology. In addition, the Company has applied for a United States patent relating to systems and methods for allowing remote diagnosis and data recovery through an electronic data link such as a modem. There can be no assurance that any meaningful patent protection will result from this patent application and/or that systems or methods disclosed in the patent application do not infringe any third party patents or copyrights.

     There can be no assurance that any future patents acquired by Ontrack will be of sufficient scope or strength to provide meaningful protection of its products and technologies. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance that any future Ontrack patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide it with proprietary protection or commercial advantage. Should attempts be made to challenge, invalidate or circumvent future patents acquired by the Company in the United States Patent and Trademark Office and/or courts of competent jurisdiction in the United States or abroad, Ontrack may have to participate in legal or quasi-legal proceedings therein, to maintain, defend or enforce its rights in these future patents. Any legal proceedings to maintain, defend or enforce future patent rights acquired by Ontrack can be lengthy and costly, with no guarantee of success. There also can be no assurance that Ontrack will file additional patent applications or that patents will issue from Ontrack's pending patent application. In addition, the Company's proprietary technology involves the use of copyrightable material such as computer software. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's products and processes or to reverse engineer or obtain and use information that the Company regards as proprietary.

     Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, may result in substantial expense to the Company and significant diversion of the efforts of its technical and management personnel. An adverse determination in any such proceeding may subject the Company to significant liabilities to third parties, require disputed rights to be licensed from such parties, if licenses to such rights could be obtained, or require Ontrack to cease using such technology. There can be no assurance that if such licenses were obtainable, they would be obtainable at costs reasonable to Ontrack. If forced to cease using such technology, there can be no assurance that Ontrack would be able to develop or obtain alternate technology. An adverse determination in a judicial or administrative proceeding, changes in patent or copyright laws or failure to obtain necessary licenses may prevent Ontrack from manufacturing, using or selling certain of its products or processes, which may have a material adverse effect on the Company's financial condition and results of operations.

     There also can be no assurance that any party does not presently have, or might not in the future acquire, additional patent rights, copyrights or other intellectual property rights in the United States which might be infringed by current or future processes employed by Ontrack or Ontrack products and provide the basis for an infringement action against Ontrack.

     Ontrack also relies on proprietary processes and techniques, materials expertise and trade secrets applicable to the computer data recovery industry. Ontrack believes that these proprietary rights may provide it with a competitive advantage as important, if not more important, to Ontrack as patent protection. Ontrack seeks to maintain the confidentiality of this proprietary information by requiring employees who work with proprietary information to sign confidentiality agreements and by limiting the access of outside parties to such proprietary information. There can be no assurance, however, that these measures will provide Ontrack with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure. In addition, there can be no assurance that Ontrack's competitor will not independently develop or otherwise gain access to processes, techniques or trade secrets that are similar or superior to Ontrack's. Finally, as with patent rights, legal action to enforce trade secret rights may be lengthy and costly, with no guarantee of success.

     The Company believes that, due to the rapid pace of technological innovation for data recovery services and operating system software, the Company's ability to maintain its leadership position may be dependent more upon the skills of its software development personnel than upon the legal protections afforded its existing technology.

EMPLOYEES

     As of February 28, 1997, the Company had a total of 231 full time employees, including 67 in data recovery engineering, 40 in software development, 51 in sales and marketing, 17 in customer support and 56 in administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes its employee relations are good.

     The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                   AGE      POSITION
----                   ---      --------

Michael W. Rogers       41      Chairman and Chief Executive Officer

John E. Pence           50      President and Director

Gary S. Stevens         40      Senior Vice President, Engineering and Director

Thomas P. Skiba         41      Vice President and Chief Financial Officer

Marshall A. Warwaruk    51      Vice President of Business Development

John M. Bujan           52      General Counsel and Secretary

     MICHAEL W. ROGERS has served as Chief Executive Officer of the Company since 1986 and as Chairman since 1989. Additionally, Mr. Rogers has served as a Director of the Company since 1985 and from 1989 to May 1996 as Chief Financial Officer. From 1980 to 1985, Mr. Rogers was employed by Control Data Corporation ("CDC"), where he served as a Senior Developer of diagnostic software routines and as a Senior Electrical Engineer and an Electrical Engineer for software and hardware development. From 1978 to 1980, he was an Associate Engineer with Westinghouse Bettis Atomic Power Laboratory, a subsidiary of Westinghouse Electric Corporation.

     JOHN E. PENCE has served as President and as a Director of the Company since 1985. From 1971 to 1985, he was employed by CDC, where he served as Department Head for the Program Management Office for CDC's mini-micro peripheral development (1984 to 1985), managed the Technical Support organization for worldwide support of CDC's plug compatible peripheral business (1981 to 1984) and served in various other capacities related to software development and computer programming (1971 to 1981).

     GARY S. STEVENS has served as Senior Vice President, Engineering and as a Director of the Company since 1985. From 1979 to 1985, Mr. Stevens was a designer and diagnostic programmer of disk subsystems for CDC.

     THOMAS P. SKIBA has served as Vice President and Chief Financial Officer of the Company since May 1996. From 1992 to April 1996, Mr. Skiba was Chief Financial Officer of IVI Publishing, Inc., a publicly-held electronic publisher of health and medical information. From 1977 to 1992, he was employed by Ernst & Young LLP, most recently as a Senior Manager in the audit group.

     MARSHALL A. WARWARUK has served as Vice President of Business Development of the Company since February 1995. From 1989 to 1994, Mr. Warwaruk was employed by the information management and application development tools department of Sterling Software, Inc., a software company, where he served as Director of Business Development (1993 to 1994), Vice President of Sales and Marketing (1992 to 1993), Vice President of Business Development (1991 to 1992) and Vice President of the Zanthe Systems Division (1989 to 1991). Prior to that time, Mr. Warwaruk served as Executive Vice President of Zanthe Information Inc., a developer of database management software tools, from 1987 to 1986 and as President of Simware, Inc., a data communications software company, from 1985 to 1987.

     JOHN M. BUJAN has served as General Counsel and Secretary to the Company since March 1996. From 1981 to March 1996, Mr. Bujan was the principal of John
M. Bujan, P.A., an Edina, Minnesota law firm concentrating in business and commercial matters and computer software licensing. From 1985 through March 1996, John M. Bujan, P.A. provided legal services to the Company. From 1975 to 1981, he was an associate attorney with Gustafson & Adams, P.A., an Edina, Minnesota law firm.

     ELECTION. The Company's officers are elected by the Board of Directors. The officers serve until their successors are elected or until their earlier resignation, removal or death.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains its headquarters in Minneapolis in an approximately 40,900 square-foot facility under a lease that expires in January 1999. The Company also leases approximately 7,200 square feet of space in Los Angeles, under a lease expiring in July 2001, and approximately 3,700 square feet of space in Washington, D.C. under a lease that expires in September 2000. The Minneapolis and Washington, D.C. leases each have a three-to-five year option for extension. The Company also leases approximately 5,600 square feet of space for its office in London under a lease that expires in November 2000 and leases approximately 1,750 square feet of space for its office in Stuttgart under a lease which expires in October 2001.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are subject to various legal actions and proceedings in the normal course of business, some of which may involve substantial claims for compensatory damages. In some cases, these actions and proceedings relate in whole or in part to activities of banks prior to their acquisition and may be covered by agreements of former owners of these banks to indemnify the Company. Although litigation is subject to many uncertainties and the ultimate exposure with respect to current matters cannot be ascertained, management does not believe that the final outcome will have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of December 31, 1996, and the Company's dividend policy is incorporated herein by reference from the 1996 Annual Report to Shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the 1996 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Balance Sheets of the Company as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 1996, the Notes to the Consolidated Financial Statements and the Report of Price Waterhouse LLP, independent accountants, is contained in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information set forth in the Company's 1997 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

    The information set forth in the 1997 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth in the 1997 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the 1997 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


Exhibit
Number     Description
-------    -----------
3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (File No. 333-05470C) as declared effective by the Commission on October 21, 1996 (the "Form SB-2")).
3.2        Amended Bylaws (incorporated by reference to Exhibit 3.2 to the
           Form SB-2).
10.1 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form SB-2).
10.2       Employee Stock Purchase Plan (incorporated by reference to
           Exhibit 10.2 to the Form SB-2).
10.3       Non-Qualified Stock Option Plan (incorporated by reference to
           Exhibit 10.3 to the Form SB-2).
10.4 Software License Agreement dated June 25, 1996 between the Company and Seagate Technology (incorporated by reference to Exhibit 10.4 to the Form SB-2), as amended by the Seagate Technology letter dated November 21, 1996.
10.5       License Agreement dated November 17, 1994 between the Company and
           Y-E Data, Inc. (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.6 Lease for Minneapolis, Minnesota offices between the Company and Metropolitan Life Insurance Company dated November 2, 1988, as amended by Amendment to Lease dated August 28, 1989, Amendment #2 dated January 8, 1990, Amendment to Lease dated December 5, 1991, Amendment to Lease dated December 14, 1993, Second Amendment to
           Lease dated November 22, 1994 and Third Amendment to Lease dated as of January 30, 1996 (incorporated by reference to Exhibit 10.6 to the Form SB-2).
10.7       Stock Transfer Agreement dated July 16, 1996 by and among Michael
           W. Rogers, Gary S. Stevens, John E. Pence, Rogers Family L.P., Stevens Family L.P. and Pence Family L.P. (incorporated by reference to Exhibit 10.7 to the Form SB-2).
10.8 Employment Agreement dated August 6, 1996 between the Company and Michael W. Rogers. (incorporated by reference to Exhibit 10.8 to the Form SB-2).
10.9 Employment Agreement dated August 6, 1996 between the Company and Gary S. Stevens (incorporated by reference to Exhibit 10.9 to the Form SB-2).

10.10 Employment Agreement dated August 6, 1996 between the Company and John E. Pence (incorporated by reference to Exhibit 10.10 to the Form SB-2).
10.11 Letter Agreement dated April 11, 1996 between the Company and Thomas P. Skiba (incorporated by reference to Exhibit 10.11 to the Form SB-2).
10.12 Letter Agreement dated February 28, 1996 between the Company and John M. Bujan (incorporated by reference to Exhibit 10.12 to the Form SB-2).
10.13 Letter Agreement dated January 10, 1995 between the Company and Marshall A. Warwaruk (incorporated by reference to Exhibit 10.13 to the Form SB-2).
10.14 Stock Purchase Agreement dated March 4, 1991 by and among the Company, John E. Pence, Gary S. Stevens, Michael W. Rogers and the Investors (as defined therein) (incorporated by reference to Exhibit 10.14 to the Form SB-2).
10.15 Commercial Note, Revolving Loan Agreement, Security Agreement and Arbitration Agreement, each dated as of July 31, 1996, between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.15 to the Form SB-2).
10.16 Form of License Agreement with OEM Customers (incorporated by reference to Exhibit 10.16 to the Form SB-2).
11.1       Computation of pro forma net income per share
13.1       1996 Annual Report to Shareholders
21.1       Subsidiaries of the Company
23.1       Consent of Price Waterhouse LLP
24.1       Power of Attorney, included in the Signature Page
27.1       Financial Data Schedule

(b)        REPORTS ON FORM 8-K.   None.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1997.

                                            ONTRACK DATA INTERNATIONAL, INC.


                                            By /s/ Michael W. Rogers
                                              --------------------------------
                                               Michael W. Rogers, Chairman and
                                               Chief Executive Officer


                               POWER OF ATTORNEY

    Each person whose signature appears below hereby constitutes and appoints Michael W. Rogers and Thomas P. Skiba, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities indicated, on March 17, 1997.

Signature                        Title
---------                        -----

/s/ Michael W. Rogers            Chairman and Chief Executive
----------------------           Officer (principal executive officer)
Michael W. Rogers


/s/ John E. Pence                President and Director
----------------------
John E. Pence


/s/ Thomas P. Skiba              Vice President and Chief Financial Officer
----------------------           (principal financial and accounting officer)
Thomas P. Skiba


/s/ Gary S. Stevens              Senior Vice President, Engineering and Director
----------------------
Gary S. Stevens

/s/ Roger D. Shober              Director
----------------------
Roger D. Shober


/s/ Robert M. White              Director
----------------------
Robert M. White, Ph.D.


/s/ Jacqueline C. Morby          Director
----------------------
Jacqueline C. Morby


/s/ Richard J. Runbeck           Director
----------------------
Richard J. Runbeck