Form 10KSB/A
period 1996-12-31
ONTRACK DATA INTERNATIONAL INC
filed 1997-04-18
CIK 1022703

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB/A

                                    AMENDMENT NO. 1
    (MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 1997.

                                            ONTRACK DATA INTERNATIONAL, INC.


                                            By /s/ Thomas P. Skiba
                                              --------------------------------
                                               Thomas P. Skiba, Vice President
                                               and Chief Financial Officer