Form 10QSB
period 1997-03-31
ONTRACK DATA INTERNATIONAL INC
filed 1997-05-13
CIK 1022703

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1997

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

                                   Yes    X                 No
                                        ------                 -----

Number of shares of Common Stock, $.01 par value, outstanding as of
April 30, 1997     9,785,924

Transitional Small Business Disclosure Format (check one):

                                   Yes                     No    X
                                        ------                 -----

                           ONTRACK DATA INTERNATIONAL, INC.

                                        INDEX


PART 1.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
    Item 1.   Financial Statements:

           Consolidated Condensed Balance Sheets as of
           March 31, 1997 (unaudited) and
           December 31, 1996                                                 3

           Consolidated Condensed Statements of Income (unaudited)
           for the three months ended March 31, 1997 and 1996                4

           Consolidated Condensed Statements of Cash Flows
           (unaudited) for the three months ended March 31, 1997
           and 1996                                                          5

           Notes to consolidated condensed financial statements              6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7-9


PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                              10

    Item 2.   Changes in Securities                                          10

    Item 3.   Defaults Upon Senior Securities                                10

    Item 4.   Submission of Matters to a Vote of Security Holders            10

    Item 5.   Other Information                                              10

    Item 6.   Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                   11

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ONTRACK DATA INTERNATIONAL, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


ASSETS                                                                March 31, 1997   December 31, 1996
                                                                   ------------------ -------------------
                                                                       (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                 $  20,654         $  22,684
Accounts receivable, net                                                      2,846             2,499
Prepaid expenses and other current assets                                     1,257             1,244
                                                                   ------------------ -------------------
Total current assets                                                         24,757            26,427

Furniture and equipment, net                                                  3,712             3,733
Other assets                                                                    589               618
Marketable securities                                                         8,299             5,857
                                                                   ------------------ -------------------
TOTAL ASSETS                                                              $  37,357         $  36,635
                                                                   ------------------ -------------------
                                                                   ------------------ -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                         $      71         $      69
Accounts payable                                                                714               579
Accrued expenses                                                              2,702             3,439
                                                                   ------------------ -------------------
Total current liabilities                                                     3,487             4,087

Long-term debt, less current portion                                            125               142
                                                                   ------------------ -------------------
TOTAL LIABILITIES                                                             3,612             4,229

SHAREHOLDERS' EQUITY:

Common stock ( 9,797,455 and 9,789,240 shares issued and
  outstanding at March 31, 1997 and December 31, 1996, respectively)             98                98

Additional paid-in capital                                                   29,697            29,599

Cumulative translation adjustment                                                (2)               33

Retained earnings                                                             3,952             2,676
                                                                   ------------------ -------------------
Total shareholders' equity                                                   33,745            32,406
                                                                   ------------------ -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  37,357         $  36,635
                                                                   ------------------ -------------------
                                                                   ------------------ -------------------


                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               ONTRACK DATA INTERNATIONAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                          (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                              1997             1996
                                                          ------------    -------------
REVENUES:
  Services                                                $   6,112       $   4,339
  Software                                                    1,958           1,174
                                                          ------------    -------------
     TOTAL REVENUES                                           8,070           5,513


COST OF REVENUES:
  Services                                                      946             569
  Software                                                      315             319
                                                          ------------    -------------
     TOTAL COST OF REVENUES                                   1,261             888
                                                          ------------    -------------

GROSS MARGIN                                                  6,809           4,625

OPERATING EXPENSES:
  Research and development                                    1,488           1,045
  Sales and marketing                                         1,799           1,519
  General and administrative                                  1,809             872
                                                          ------------    -------------
     TOTAL OPERATING EXPENSES                                 5,096           3,436
                                                          ------------    -------------

OPERATING INCOME                                              1,713           1,189

INTEREST AND OTHER INCOME                                       218              14
                                                          ------------    -------------
INCOME BEFORE INCOME TAXES                                    1,931           1,203

PROVISION FOR INCOME TAXES                                      686             458
                                                          ------------    -------------

NET INCOME                                                $   1,245       $     745
                                                          ------------    -------------
                                                          ------------    -------------

NET INCOME PER SHARE (PRO-FORMA NET INCOME
  PER SHARE FOR THREE MONTHS ENDED MARCH 31, 1996)        $    0.12       $    0.10
                                                          ------------    -------------
                                                          ------------    -------------

WEIGHTED AVERAGE SHARES USED IN
  COMPUTATION OF NET INCOME PER SHARE                    10,096,057       7,794,457
                                                         -------------    -------------
                                                         -------------    -------------


                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            ONTRACK DATA INTERNATIONAL, INC.
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------
                                                                   1997           1996
                                                             --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                 $  1,245        $  745

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                425           250
         Changes in operating assets and liabilities:
           Accounts receivable                                      (347)         (329)
           Prepaid expenses and other assets                         (15)         (107)
           Accounts payable and accrued expenses                    (602)          945
                                                             --------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            706         1,504


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of furniture and equipment                           (404)         (757)
     Purchases of marketable securities                           (2,442)          -
     Other                                                            29           -
                                                             --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                             (2,817)         (757)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                            (17)          (23)
     Proceeds from exercise of stock options and employee
       stock purchase plan                                            98            48
                                                             --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             81            25

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,030)          772

Cash and cash equivalents, beginning of period                    22,684         2,028
                                                             --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 20,654        $2,800
                                                             --------------   --------------
                                                             --------------   --------------


                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ONTRACK DATA INTERNATIONAL, INC.

                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  ORGANIZATION

    ONTRACK Data International, Inc. (the "Company") provides data recovery services, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; Washington, DC.; London, England and Stuttgart, Germany.

2.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited March 31, 1996 and 1997 financial statements, included herein, have been prepared by the Company. The information furnished in the unaudited financial statements includes all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such financial statements.

    NET INCOME PER SHARE

    Net income per share for the quarter ended March 31, 1997 is based on weighted average number of shares of common stock and common equivalent shares outstanding for the period using the treasury stock method.

    PRO FORMA NET INCOME PER SHARE

    Pro forma net income per share for the quarter ended March 31, 1996 is based on the pro forma weighted average number of shares of common stock and common equivalent shares outstanding for the period using the treasury stock method. The pro forma weighted average number of shares includes the conversion of the Company's Convertible Redeemable Preferred Stock into 1,500,000 shares of common stock effective January 1, 1996. Because of the significant impact of the conversion on the Company's capital structure and earnings per share, historical earnings per share has been excluded from the March 31, 1996 income statement.

3.  INITIAL PUBLIC OFFERING

    The Company completed an initial public offering of shares of its common stock in October, 1996 at a price of $12.00 per share. Net proceeds to the Company from the offering were $23,849,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1997

TOTAL REVENUES

Total revenues for the first quarter of 1997 increased 46.4% compared to the first quarter of 1996. Of the Company's first quarter 1997 revenues, approximately 16.1% were attributable to the Company's European operations, compared to 16.1% in the first quarter of 1996.

SERVICES:

Service revenues for the first quarter of 1997 increased 40.9% compared to the first quarter of 1996. The increase was due principally to three factors: (1) an increase in the number of data recovery jobs performed in the United States; (2) additional revenue generated by the Company's Stuttgart, Germany office which was opened in November, 1996, and (3) an increase in revenue from the Company's Computer Evidence Services which was launched in mid-1996.

SOFTWARE:

Software revenues for the first quarter of 1997 increased 66.8% compared to the first quarter of 1996. The increase was due principally to higher sales of Disk Manager software to existing hard drive original equipment manufacturers (OEM's) through royalty arrangements. Also contributing to the increase were royalty revenues from Seagate Technology Inc.'s ("Seagate") DiscWizard software product. DiscWizard is a customized Windows-based hard disk drive installation utility which the Company developed and has been licensing exclusively to Seagate since the third quarter of 1996. Because software revenues are derived principally from sales through OEM's, they are difficult to predict. The Company does not expect software revenues to continue at the volume experienced in the first quarter of 1997.

GROSS MARGINS

SERVICES:

Gross margins on service revenues as a percentage of service revenues for the first quarter of 1997 were approximately 84.5%, compared to 86.9% for the comparable period of 1996. The decrease in gross margin percentages in 1997 was due principally to increased engineering compensation and facility costs. Since the first quarter of 1996, the Company has opened a new data recovery facility in Stuttgart, Germany and has been adding additional engineering staff in its other locations to support the expected growth in its data recovery service revenue.

SOFTWARE:

Gross margins on software revenues as a percentage of software sales for the first quarter of 1997 were approximately 83.9%, compared to 72.8% for the comparable period of 1996. The increased percentage was due to higher OEM royalty sales which involve minimal costs to the Company. Future gross margins in the software business will continue to be impacted by the mix of royalty sales and non-royalty sales.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the first quarter of 1997 increased 42.3% compared to the first quarter of 1996. The increase is due to the addition of software developers and data recovery engineers who perform research and development activities, as well as increased expenditures on development of a new process to provide diagnostic and data recovery services on a remote basis. Research and development expenses were 18.4% of revenues for the first quarter of 1997 compared to 19.0% of revenues for the comparable period of 1996. Research and development expenses, and such expenses as a percentage of revenues, may fluctuate in the future as the Company identifies and responds to such market opportunities as remote data recovery services, or as necessary to respond to new technologies that pose challenges in the data recovery business.

SALES AND MARKETING:

Sales and marketing expenses increased 18.4% for the first quarter of 1997 compared to the first quarter of 1996. The increase in sales and marketing dollars is due principally to compensation costs associated with generating increased revenue. As a percentage of revenues, sales and marketing expenses were 22.3% for the first quarter of 1997, compared to 27.6% for the comparable period of 1996. The decreased percentage is due principally to two factors: (1) the increase in software royalty revenue, which has minimal related sales and marketing expenses and (2) certain advertising programs which took place in the first quarter of 1996 are scheduled for later quarters in 1997.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the first quarter of 1997 increased 107.5% compared to the first quarter of 1996. As a percentage of revenues, general and administrative expenses were 22.4% for the first quarter of 1997 compared to 15.8% for the comparable period of 1996. The increases in general and administrative dollars and as a percent of revenue are principally due to increased compensation and related costs resulting from new personnel at manager and executive levels who were added in the second quarter of 1996 to support the Company's growth strategy. Also contributing to the increase were costs related to the Stuttgart, Germany office, which opened in November, 1996.

INTEREST AND OTHER INCOME

The increase in interest and other income is a result of increased cash and marketable securities balances, primarily due to the Company's initial public offering completed in October, 1996.

PROVISION FOR INCOME TAXES:

For the first quarter of 1997, the Company provided for taxes at an effective rate of 35.5% compared to 38.1% in the first quarter of 1996. The decrease is due principally to the cash received from the Company's initial public offering being invested in tax exempt securities.

NET INCOME PER SHARE

Net income per share for the first quarter of 1997 increased 20.0% to $0.12 from $0.10 in the first quarter of 1996. The increase is due to a combination of a 67.1% increase in net income offset by a 29.5% increase in weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $706,000 and $1.5 million for the first quarter of 1997 and 1996, respectively. The decrease was due principally to a combination of increased first quarter 1997 earnings offset by the timing of the payment of certain accrued expenses.

Cash used in investment activities was primarily for furniture and equipment. Additions to furniture and equipment were $404,000 and $757,000 in the first quarter of 1997 and 1996, respectively.

In October, 1996 the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $23.8 million. Pending use, the Company has invested the net proceeds in tax exempt government securities, $8.3 million of which are classified as long-term, with the remaining proceeds classified as cash or cash equivalents.

FORWARD-LOOKING STATEMENTS

Please refer to the Management's Discussion and Analysis section of the 1996 Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB report for the year ended December 31, 1996, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-QSB.

                           ONTRACK DATA INTERNATIONAL, INC.


PART II. OTHER INFORMATION

         Item 1.        LEGAL PROCEEDINGS

                        None

         Item 2.        CHANGES IN SECURITIES

                        None

         Item 3.        DEFAULTS UPON SENIOR SECURITIES

                        None

         Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

         Item 5.        OTHER INFORMATION

                        None

         Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                        (a)  Exhibit 27.1 Financial Data Schedule

                        (b)  Report on Form 8-K

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

                             ONTRACK DATA INTERNATIONAL, INC.
                             --------------------------------
                                       (Registrant)






    Date:     May 12, 1997           By: /s/ Michael W. Rogers
                                        ---------------------------------------
                                        Michael W. Rogers
                                        Chairman and Chief Executive Officer



    Date:     May 12, 1997           By: /s/ Thomas P. Skiba
                                        ---------------------------------------
                                        Thomas P. Skiba
                                        Vice President & Chief Financial Officer