Form 10QSB
period 1997-06-30
ONTRACK DATA INTERNATIONAL INC
filed 1997-08-08
CIK 1022703

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

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

                      Yes    X               No
                          --------              --------

Number of shares of Common Stock, $.01 par value, outstanding as of
August 1, 1997      9,808,566

Transitional Small Business Disclosure Format (check one):

                      Yes                    No    X
                          --------              --------

                       ONTRACK DATA INTERNATIONAL, INC.

                                    INDEX



PART 1.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----
     Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of
            June 30, 1997 (unaudited) and December 31, 1996                 3

            Consolidated Condensed Statements of Income (unaudited)
            for the three months and six months ended June 30, 1997
            and 1996                                                        4

            Consolidated Condensed Statements of Cash Flows
            (unaudited) for the six months ended June 30, 1997
            and 1996                                                        5

            Notes to consolidated condensed financial statements            6

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7-9


PART II.    OTHER INFORMATION

      Item 1.       Legal Proceedings                                       10

      Item 2.       Changes in Securities                                   10

      Item 3.       Defaults Upon Senior Securities                         10

      Item 4.       Submission of Matters to a Vote of Security Holders     10

      Item 5.       Other Information                                       11

      Item 6.       Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                                  12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 ONTRACK DATA INTERNATIONAL, INC.
                               CONSOLIDATED CONDENSED BALANCE SHEET
                              ( IN THOUSANDS, EXCEPT SHARE AMOUNTS )

ASSETS                                                              June 30, 1997          December 31, 1996
                                                                  -----------------        -----------------
                                                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                          $         22,482        $          22,684
Accounts receivable, net                                                      2,447                    2,499
Prepaid expenses and other current assets                                     1,549                    1,244
                                                                  -----------------        -----------------

Total current assets                                                         26,478                   26,427

Marketable securities                                                         8,129                    5,857
Furniture and equipment, net                                                  3,756                    3,733
Other assets                                                                    537                      618
                                                                  -----------------        -----------------

TOTAL ASSETS                                                       $         38,900         $         36,635
                                                                  -----------------        -----------------
                                                                  -----------------        -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                               $867                     $579
Accrued expenses                                                              2,861                    3,508
                                                                  -----------------        -----------------

Total current liabilities                                                     3,728                    4,087

Long-term debt                                                                  106                      142
                                                                  -----------------        -----------------

TOTAL LIABILITIES                                                             3,834                    4,229

SHAREHOLDERS' EQUITY:

Common stock ( 9,808,566 and 9,789,240 shares issued and
  outstanding at June 30, 1997 and December 31, 1996, respectively               98                       98

Additional paid-in capital                                                   29,779                   29,599

Cumulative translation adjustment                                                22                       33

Retained earnings                                                             5,167                    2,676
                                                                  -----------------        -----------------

Total shareholders' equity                                                   35,066                   32,406
                                                                  -----------------        -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $         38,900        $          36,635
                                                                  -----------------        -----------------
                                                                  -----------------        -----------------


                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       ONTRACK DATA INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )
                                 (UNAUDITED)

                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                  ---------------------------------         ---------------------------
                                                       1997               1996                  1997           1996
                                                  --------------     --------------         ------------   ------------
REVENUES:
 Services                                          $      6,079       $      3,764           $   12,191     $    8,103
 Software                                                 2,066              2,624                4,024          3,798
                                                  --------------     --------------         ------------   ------------
   TOTAL REVENUES                                         8,145              6,388               16,215         11,901


COST OF REVENUES:
 Services                                                   981                626                1,927          1,195
 Software                                                   391                614                  706            933
                                                  --------------     --------------         ------------   ------------
   TOTAL COST OF REVENUES                                 1,372              1,240                2,633          2,128
                                                  --------------     --------------         ------------   ------------

GROSS MARGIN                                              6,773              5,148               13,582          9,773

OPERATING EXPENSES:
 Research and development                                 1,466              1,165                2,953          2,210
 Sales and marketing                                      1,915              1,674                3,713          3,193
 General and administrative                               1,816              1,434                3,626          2,306
                                                  --------------     --------------         ------------   ------------
  TOTAL OPERATING EXPENSES                                5,197              4,273               10,292          7,709
                                                  --------------     --------------         ------------   ------------

OPERATING INCOME                                          1,576                875                3,290          2,064

INTEREST AND OTHER INCOME                                   285                 38                  502             52
                                                  --------------     --------------         ------------   ------------

INCOME BEFORE INCOME TAXES                                1,861                913                3,792          2,116

PROVISION FOR INCOME TAXES                                  614                346                1,300            804
                                                  --------------     --------------         ------------   ------------

NET INCOME                                         $      1,247       $        567           $    2,492     $    1,312
                                                  --------------     --------------         ------------   ------------
                                                  --------------     --------------         ------------   ------------

NET INCOME PER SHARE ( PRO-FORMA NET
 INCOME PER SHARE FOR THE THREE AND SIX
 MONTHS ENDED JUNE 30, 1996)                       $       0.12       $       0.07           $     0.25     $     0.17
                                                  --------------     --------------         ------------   ------------
                                                  --------------     --------------         ------------   ------------

WEIGHTED AVERAGE SHARES USED IN
 COMPUTATION OF NET INCOME PER SHARE                 10,129,467          7,794,457           10,111,130      7,794,457
                                                  --------------     --------------         ------------   ------------
                                                  --------------     --------------         ------------   ------------

                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       ONTRACK DATA INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               ( IN THOUSANDS )
                                 (UNAUDITED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------------
                                                                     1997              1996
                                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                      $      2,492     $      1,312

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                                           863              577
    Changes in operating assets and liabilities:
     Accounts receivable                                                    52             (746)
     Prepaid expenses and other assets                                     (31)             136
     Accounts payable and accrued expenses                                (646)             707
                                                                 --------------   --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,730            1,986


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                     (885)          (1,228)
  Purchase of marketable securities                                     (2,272)
  Other                                                                     80               29
                                                                 --------------   --------------

NET CASH USED IN INVESTING ACTIVITIES                                   (3,077)          (1,199)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                     (34)             (31)
  Proceeds from exercise of stock options and employee
   stock purchase plan                                                     179              265
                                                                 --------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  145              234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (202)           1,021

Cash and cash equivalents, beginning of period                          22,684            2,028
                                                                 --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     22,482     $      3,049
                                                                 --------------   --------------
                                                                 --------------   --------------


               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                       ONTRACK DATA INTERNATIONAL, INC.

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   ORGANIZATION

     ONTRACK Data International, Inc. (the "Company") provides data recovery services, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; San Jose, California; Washington, DC.; London, England and Stuttgart, Germany.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited June 30, 1997 and 1996 financial statements, included herein, have been prepared by the Company. The information furnished in the unaudited financial statements includes all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such financial statements. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

     NET INCOME PER SHARE

     Net income per share for the second quarter and six months ended June 30, 1997 is based on weighted average number of shares of common stock and common equivalent shares outstanding for the period using the treasury stock method.

     PRO FORMA NET INCOME PER SHARE

     Pro forma net income per share for the second quarter and six months ended June 30, 1996 is based on the pro forma weighted average number of shares of common stock and common equivalent shares outstanding for the period using the treasury stock method. The pro forma weighted average number of shares includes the conversion of the Company's Convertible Redeemable Preferred Stock into 1,500,000 shares of common stock effective January 1, 1996. Because of the significant impact of the conversion on the Company's capital structure and earnings per share, historical earnings per share has been excluded from the June 30, 1996 income statements.

3.   INITIAL PUBLIC OFFERING

     The Company completed an initial public offering of shares of its common stock in October, 1996 at a price of $12.00 per share. Net proceeds to the Company from the offering were $23,849,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

TOTAL REVENUES

Total revenues for the second quarter of 1997 increased 27.5% compared to the second quarter of 1996. For the six months ended June 30, 1997, total revenue increased 36.2% compared to the first six months of 1996. Of the Company's second quarter and the first six months' 1997 revenues, approximately 16.1% and 16.1%, respectively, were attributable to the Company's European operations, compared to 13.1% and 14.5% in the second quarter and first six months of 1996.

SERVICES:

Service revenues for the second quarter of 1997 increased 61.5% compared to the second quarter of 1996. For the six months ended June 30, 1997, service revenue increased 50.5% compared to the first six months of 1996. The increases were due principally to two factors: (1) an increase in the number of data recovery jobs performed in the United States; and (2) additional revenue generated by the Company's Stuttgart, Germany office which was opened in November, 1996.

SOFTWARE:

Software revenues for the second quarter of 1997 decreased 21.3% compared to the second quarter of 1996. For the six months ended June 30, 1997, software revenues increased 6.0% compared to the first six months of 1996.

Software revenues are derived from sales through original equipment manufacturers (OEM's) for the bundling of Disk Manager software with the OEM's storage media products. Accordingly, software revenues on a quarterly basis are difficult to predict and can fluctuate based on the timing of the OEM's customer shipments. In the first two quarters of 1997, software revenues have been relatively stable, approximating $2.0 million each quarter. In the first two quarters of 1996, software revenues were more volatile, totaling $1.2 million in the first quarter and $2.6 million in the second quarter. Because of the volatility in the market for storage media products, the Company does not expect software revenues for the second half of 1997 to continue at the current levels.

GROSS MARGINS

SERVICES:

Gross margins on service revenues as a percentage of service revenues for the second quarter and six months ended June 30, 1997 were approximately 83.9% and 84.2%, respectively, compared to 83.4% and 85.3% for the comparable periods of 1996.

SOFTWARE:

Gross margins on software revenues as a percentage of software sales for the second quarter and six months ending June 30, 1997 were approximately 81.1% and 82.5%, respectively, compared to 76.6% and 75.4% for the comparable periods of 1996. The increased margin percentage in 1997 was due to a higher percentage of total software revenues from royalty arrangements vs. non-royalty software sales as the royalty sales involve minimal costs to the Company. Future gross margins in the software business will continue to be impacted by the mix of royalty sales and non-royalty sales.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the second quarter of 1997 increased 25.8% compared to the second quarter of 1996 and increased 33.6% in the first six months of 1997 compared to the same period of 1996. The increase is due to the addition of software developers and data recovery engineers who perform research and development activities, as well as increased expenditures directed towards the development of a new process to provide data recovery services on a remote basis. Research and development expenses as a percentage of revenues were 18.0% and 18.2% for the second quarter and six months ending June 30, 1997, respectively, compared to 18.2% and 18.6% of revenues for the comparable periods of 1996. Research and development expenses, and such expenses as a percentage of revenues, may fluctuate in the future as the Company identifies and responds to such market opportunities as remote data recovery services, or as necessary to respond to new technologies that pose challenges in the data recovery business.

SALES AND MARKETING:

Sales and marketing expenses for the second quarter of 1997 increased 14.4% compared to the second quarter of 1996 and increased 16.3% in the first six months of 1997 compared to the same period of 1996. As a percentage of revenues, sales and marketing expenses were 23.5% and 22.9% for the second quarter and six months ended June 30, 1997, respectively, compared to 26.2% and 26.8% for the comparable periods of 1996. The 1997 decreases in sales and marketing expenses as a percentage of revenues are due principally to less travel and entertainment expenses being incurred by the sales and marketing personnel.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the second quarter of 1997 increased 26.6% compared to the second quarter of 1996 and increased 57.2% in the first six months of 1997 compared to the same period of 1996. As a percentage of revenues, general and administrative expenses were 22.3% and 22.4% for the second quarter and six months ended June 30, 1997, respectively, compared to 22.4% and 19.4% for the comparable periods of 1996. The increases in general and administrative dollars and as a percent of revenue for the first six months of 1997 from the same periods in 1996 are principally due to increased compensation and related costs resulting from new personnel at manager and executive levels who were added in the second quarter of 1996 to support the Company's growth strategy. Also contributing to the increase were costs related to the Stuttgart, Germany office, which was not opened until November, 1996.

INTEREST AND OTHER INCOME

The increase in interest and other income is a result of higher cash and marketable securities balances, primarily due to the Company's initial public offering completed in October, 1996.

PROVISION FOR INCOME TAXES:

For the second quarter and six months ended June 30, 1997, the Company provided for taxes at an effective rate of 33.0% and 34.3%, respectively, compared to 37.9% and 38.0% for the comparable periods of 1996. The rate reduction in 1997 is due principally to the cash received from the Company's initial public offering being invested in tax exempt securities and, to a lesser extent, higher anticipated credits for research and development expenditures.

NET INCOME PER SHARE

Net income per share for the second quarter and six months ended June 30, 1997 increased 71.4% and 47.1%, respectively, compared to the same periods of 1996. The increases are due to higher net income, partially offset by increases in weighted average shares outstanding resulting from the Company's initial public offering in October, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $2.7 million and $2.0 million for the six months ended June 30, 1997 and 1996, respectively. Cash used in investment activities was primarily for purchase of furniture and equipment. Additions to furniture and equipment were $885,000 and $1.2 million in the six months ended June 30, 1997 and 1996, respectively.

In October, 1996 the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $23.8 million. Pending use, the Company has invested the net proceeds in tax exempt government securities, $ 8.1 million of which are classified as long-term, with the remaining proceeds classified as cash or cash equivalents.

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

                 None

      Item 3.    DEFAULTS UPON SENIOR SECURITIES

                 None

      Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Annual Meeting of Stockholders was held at Eden Prairie City Center, 8080 Mitchell Road, Eden Prairie, Minnesota, on May 21, 1997. The stockholders took the following actions:

                 (a). The stockholders elected seven directors to serve for one-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                                               Votes
                                                Votes For      Withheld
                                                ---------      --------
                       Michael W. Rogers        9,548,997      2,485
                       John E. Pence            9,548,997      2,485
                       Gary S. Stevens          9,548,997      2,485
                       Roger D. Shober          9,548,997      2,485
                       Robert M. White, Ph.D.   9,548,997      2,485
                       Jacqueline C. Morby      9,548,897      2,585
                       Richard J. Runbeck       9,548,997      2,485

                 (b). The stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent auditors for fiscal 1997. 9,550,217 votes were cast for the resolution; 300 votes were cast against the resolution; and shares representing 965 votes abstained.

      Item 5.    OTHER INFORMATION

                 None

      Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 (a).  Exhibit 27.1 Financial Data Schedule

                 (b).  Reports on Form 8-K

                       None

                       ONTRACK DATA INTERNATIONAL, INC.

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ONTRACK DATA INTERNATIONAL, INC.
                                              (Registrant)






     Date:     August 7, 1997           By: /s/ Michael W. Rogers
                                        ____________________________________
                                        Michael W. Rogers
                                        Chairman and Chief Executive Officer



     Date:     August 7, 1997           By: /s/ Thomas P. Skiba
                                        ____________________________________
                                        Thomas P. Skiba
                                        Vice President & Chief Financial Officer