Form 10-Q
period 1997-09-30
ONTRACK DATA INTERNATIONAL INC
filed 1997-11-10
CIK 1022703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

                          Commission File No. 000-21375


                        ONTRACK DATA INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)



           MINNESOTA                                 41-1521650
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


  6321 BURY DRIVE, SUITES 13-21,                        55346
     EDEN PRAIRIE, MINNESOTA                          (Zip Code)
     (Address of principal
       executive office)

        www.ONTRACK.COM                              (612) 937-1107
         (Web address)                         (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X            No
                                    ----             ----
Number of shares of Common Stock, $.01 par value, outstanding as of
November 3, 1997    9,831,387

Transitional Small Business Disclosure Format (check one):

                                 Yes               No  X
                                    ----             ----

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART 1.  FINANCIAL INFORMATION                                      PAGE
                                                                    ----
     Item 1.        Financial Statements:

          Consolidated Condensed Balance Sheets as of
          September 30, 1997 (unaudited) and December 31, 1996        3

          Consolidated Condensed Statements of Income (unaudited)
          for the three months and nine months ended September 30,
          1997 and 1996                                               4

          Consolidated Condensed Statements of Cash Flows
          (unaudited) for the nine months ended September 30, 1997
          and 1996                                                    5

          Notes to consolidated condensed financial statements        6-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8-11


PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings                                 12

     Item 2.        Changes in Securities                             12

     Item 3.        Defaults Upon Senior Securities                   12

     Item 4.        Submission of Matters to a Vote of Security
                    Holders                                           12

     Item 5.        Other Information                                 12

     Item 6.        Exhibits and Reports on Form 8-K                  12


SIGNATURES                                                            13

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ONTRACK DATA INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               September 30, 1997  December 31, 1996
                                               ------------------  -----------------
ASSETS                                             (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                          $  20,126        $  22,684
Short-term investments                                 5,658              -
Accounts receivable, net                               3,292            2,499
Prepaid expenses and other current assets              1,394            1,244
                                                   ---------        ---------
Total current assets                                  30,470           26,427

Marketable securities                                  6,423            5,857
Furniture and equipment, net                           3,928            3,733
Other assets                                             423              618
                                                   ---------        ---------
TOTAL ASSETS                                       $  41,244        $  36,635
                                                   ---------        ---------
                                                   ---------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $    743         $    579
Accrued expenses                                       3,805            3,508
                                                   ---------        ---------
Total current liabilities                              4,548            4,087

Long-term debt                                            87              142
                                                   ---------        ---------
TOTAL LIABILITIES                                      4,635            4,229

SHAREHOLDERS' EQUITY:

Common stock ( 9,819,487 and 9,789,240 shares
 issued and outstanding at September 30, 1997
 and December 31, 1996, respectively)                     98               98

Additional paid-in capital                            29,891           29,599

Cumulative translation adjustment                         (3)              33

Retained earnings                                      6,623            2,676
                                                   ---------        ---------
Total shareholders' equity                            36,609           32,406
                                                   ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  41,244        $  36,635
                                                   ---------        ---------
                                                   ---------        ---------

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ONTRACK DATA INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                 THREE MONTHS                 NINE MONTHS
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                          -----------------------      -----------------------
                                            1997           1996          1997           1996
                                          --------       --------      ---------      --------
REVENUES:
  Services                                $  7,197       $  5,067      $  19,388     $  13,171
  Software                                   1,795          1,604          5,819         5,402
                                        ----------      ---------     ----------     ---------
     TOTAL REVENUES                          8,992          6,671         25,207        18,573

COST OF REVENUES:
  Services                                   1,140            666          3,067         1,861
  Software                                     352            433          1,058         1,366
                                        ----------      ---------     ----------     ---------
     TOTAL COST OF REVENUES                  1,492          1,099          4,125         3,227
                                        ----------      ---------     ----------     ---------
GROSS MARGIN                                 7,500          5,572         21,082        15,346

OPERATING EXPENSES:
  Research and development                   1,857          1,365          4,810         3,575
  Sales and marketing                        1,988          1,755          5,701         4,948
  General and administrative                 1,765          1,444          5,391         3,750
                                        ----------      ---------     ----------     ---------
     TOTAL OPERATING EXPENSES                5,610          4,564         15,902        12,273
                                        ----------      ---------     ----------     ---------
OPERATING INCOME                             1,890          1,008          5,180         3,073

INTEREST AND OTHER INCOME                      282             32            784            84
                                        ----------      ---------     ----------     ---------
INCOME BEFORE INCOME TAXES                   2,172          1,040          5,964         3,157

PROVISION FOR INCOME TAXES                     716            395          2,017         1,200
                                        ----------      ---------     ----------     ---------
NET INCOME                                $  1,456       $    645      $   3,947     $   1,957
                                        ----------      ---------     ----------     ---------
                                        ----------      ---------     ----------     ---------

NET INCOME PER SHARE ( PRO-FORMA NET
  INCOME PER SHARE FOR THE THREE AND NINE
  MONTHS ENDED SEPTEMBER 30, 1996)        $   0.14       $   0.08      $    0.39     $    0.25
                                        ----------      ---------     ----------     ---------
                                        ----------      ---------     ----------     ---------
WEIGHTED AVERAGE SHARES USED IN
  COMPUTATION OF NET INCOME PER SHARE   10,223,914      7,794,457     10,145,163     7,794,457
                                        ----------      ---------     ----------     ---------
                                        ----------      ---------     ----------     ---------

                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        ONTRACK DATA INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)



                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                         ----------------------
                                                             1997        1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                            $  3,947      $  1,957

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
       Depreciation                                         1,387           939
       Changes in operating assets and liabilities:
         Accounts receivable                                 (792)       (1,016)
         Prepaid expenses and other assets                     23           105
         Accounts payable and accrued expenses                422         1,395
                                                         --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   4,987         3,380


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                     (1,583)       (2,254)
   Net purchase of marketable securities                   (6,224)          -
   Other                                                       21            30
                                                         --------      --------
NET CASH USED IN INVESTING ACTIVITIES                      (7,786)       (2,224)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                       (51)          (47)
   Proceeds from exercise of stock options and employee
     stock purchase plan                                      292           264
                                                         --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     241           217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,558)        1,373

Cash and cash equivalents, beginning of period             22,684         2,028
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  20,126      $  3,401
                                                         --------      --------
                                                         --------      --------


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

2.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited September 30, 1997 and 1996 financial statements, included herein, have been prepared by the Company. The information furnished in the unaudited financial statements includes all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such financial statements. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

    NET INCOME PER SHARE

    Net income per share for the third quarter and nine months ended September 30, 1997 is based on weighted average number of shares of common stock and common equivalent shares outstanding for the period using the treasury stock method.

    PRO FORMA NET INCOME PER SHARE

    Pro forma net income per share for the third quarter and nine months ended September 30, 1996 is based on the pro forma weighted average number of shares of common stock and common equivalent shares outstanding for the period using the treasury stock method. The pro forma weighted average number of shares includes the conversion of the Company's Convertible Redeemable Preferred Stock into 1,500,000 shares of common stock effective January 1, 1996. Because of the significant impact of the conversion on the Company's capital structure and earnings per share, historical earnings per share has been excluded from the September 30, 1996 income statements.

3.  INITIAL PUBLIC OFFERING

    The Company completed an initial public offering of shares of its common stock in October, 1996 at a price of $12.00 per share. Net proceeds to the Company from the offering were $23,849,000.

4.  NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board recently issued Statement No. 128, 'Earnings Per Share.' The Company is required to adopt the new standard in the fourth quarter of 1997; earlier adoption is not permitted. The Company expects that earnings per share computed under the new standard will approximate earnings per share currently reported.

    Financial Accounting Standard No. 130, 'Reporting Comprehensive Income,' and Financial Accounting Standard No. 131, 'Disclosure About Segments of an Enterprise and Related Information,' which are effective for financial statements for both interim and annual periods beginning after December 15, 1997 will be adopted, as required, in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

TOTAL REVENUES

Total revenues for the third quarter of 1997 increased 34.8% compared to the third quarter of 1996. For the nine months ended September 30, 1997, total revenue increased 35.7% compared to the first nine months of 1996. Of the Company's third quarter and the first nine months' 1997 revenues, approximately 19.6% and 17.3%, respectively, were attributable to the Company's European operations, compared to 12.7% and 13.8% in the third quarter and first nine months of 1996.

SERVICES:

Service revenues for the third quarter of 1997 increased 42.0% compared to the third quarter of 1996. For the nine months ended September 30, 1997, service revenue increased 47.2% compared to the first nine months of 1996. The increases were due principally to two factors: (1) an increase in the number of data recovery jobs performed in the United States and the United Kingdom and (2) additional revenue generated by the Company's Stuttgart, Germany office which was opened in November, 1996.

SOFTWARE:

Software revenues for the third quarter of 1997 increased 11.9% compared to the third quarter of 1996. For the nine months ended September 30, 1997, software revenues increased 7.7% compared to the first nine months of 1996.

Software revenues are derived from sales through original equipment manufacturers (OEM's) for the bundling of Disk Manager software with the OEM's storage media products. Further, the market for storage media products is extremely volatile. Accordingly, software revenues on a quarterly basis are difficult to predict and can fluctuate based on the timing of the OEM's customer shipments. In the first three quarters of 1997, software revenues have been relatively stable, approximating $2.0 million in each of the first two quarters and $1.8 million in the third quarter. In the first three quarters of 1996, software revenues were more volatile, totaling $1.2 million in the first quarter, $2.6 million in the second quarter and $1.6 million in the third quarter.

GROSS MARGINS

SERVICES:

Gross margins on service revenues as a percentage of service revenues for both the third quarter and nine months ended September 30, 1997 were approximately 84.2% compared to 86.9% and 85.9%, respectively for the comparable periods of 1996. The decrease in gross margin percentages in 1997 was principally due to increased engineering and facility costs.

SOFTWARE:

Gross margins on software revenues as a percentage of software sales for the third quarter and nine months ending September 30, 1997 were approximately 80.4% and 81.8%, respectively, compared to 73.0% and 74.7% for the comparable periods of 1996. The increased margin percentage in 1997 was due to a higher percentage of total software revenues from royalty arrangements vs. non-royalty software sales as the royalty sales involve minimal costs to the Company. Future gross margins in the software business will continue to be impacted by the mix of royalty sales and non-royalty sales.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the third quarter of 1997 increased 36.0% compared to the third quarter of 1996 and increased 34.5% in the first nine months of 1997 compared to the same period of 1996. The increase is due to the addition of software developers and data recovery engineers who perform research and development activities, as well as increased expenditures directed towards the development of a new process to provide data recovery services on a remote basis. Research and development expenses as a percentage of revenues were 20.7% and 19.1% or the third quarter and nine months ending September 30, 1997, respectively, compared to 20.5% and 19.2% of revenues for the comparable periods of 1996. Research and development expenses, and such expenses as a percentage of revenues, may fluctuate in the future as the Company identifies and responds to such market opportunities as remote data recovery services, or as necessary to respond to new technologies that pose challenges in the data recovery business.

SALES AND MARKETING:

Sales and marketing expenses for the third quarter of 1997 increased 13.3% compared to the third quarter of 1996 and increased 15.2% in the first nine months of 1997 compared to the same period of 1996. As a percentage of revenues, sales and marketing expenses were 22.1% and 22.6% for the third quarter and nine months ended September 30, 1997, respectively, compared to 26.3% and 26.6% for the comparable periods of 1996. The decrease in sales and marketing expenses as a percentage of revenues is due to a change in the sales and marketing strategy. The Company has decided to place greater emphasis on public relations and communication campaigns for the purpose of increasing awareness of the Company's data recovery capabilities, and less on direct marketing. While the strategy is being developed, the amount expended on sales and marketing execution as a percent of revenue has declined in comparison to 1996. The Company expects expenditures for sales and marketing to increase in the fourth quarter of 1997 and throughout 1998.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the third quarter of 1997 increased 22.2% compared to the third quarter of 1996 and increased 43.8% in the first nine months of 1997 compared to the same period of 1996. As a percentage of revenues, general and administrative expenses were 19.6% and 21.4% for the third quarter and nine months ended September 30, 1997, respectively, compared to 21.6% and 20.2% for the comparable periods of 1996. The decline in 1997's third quarter percentage is due principally to the increased revenues for the period, as many general and administrative costs do not vary directly with revenues.
The increased percentage for 1997's first nine months is due to the additional infrastructure necessary to support being a public company.

INTEREST AND OTHER INCOME

The increase in interest and other income is a result of higher cash and marketable securities balances, primarily due to the Company's initial public offering completed in October, 1996 and the cash flow generated from its operations.

PROVISION FOR INCOME TAXES:

For the third quarter and nine months ended September 30, 1997, the Company provided for taxes at an effective rate of 33.0% and 33.8%, respectively, compared to 38.0% for both comparable periods of 1996. The rate reduction in 1997 is due principally to the cash received from the Company's initial public offering being invested in tax exempt securities and, to a lesser extent, higher anticipated credits for research and development expenditures.

NET INCOME PER SHARE

Net income per share for the third quarter and nine months ended September 30, 1997 increased 75.0% and 56.0%, respectively, compared to the same periods of 1996. The increases are due to higher net income, partially offset by increases in weighted average shares outstanding resulting from the Company's initial public offering in October, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $5.0 million and $3.4 million for the nine months ended September 30, 1997 and 1996, respectively. Cash used in investment activities was primarily for purchase of furniture and equipment, which totaled $1.6 and $2.3 million in the nine months ended September 30, 1997 and 1996, respectively.

In October, 1996 the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $23.8 million. The Company has invested the net proceeds in tax exempt government securities, $6.4 million of which are classified as long-term, with the remaining proceeds classified as cash, cash equivalents, or short-term investments.

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



                         ONTRACK DATA INTERNATIONAL, INC.
                         --------------------------------
                                  (Registrant)






  Date:  November 7, 1997          By: /s/ Michael W. Rogers
                                       ----------------------
                                       Michael W. Rogers
                                       Chairman and Chief Executive Officer



  Date:  November 7, 1997          By: /s/ Thomas P. Skiba
                                       -----------------------
                                       Thomas P. Skiba
                                       Vice President & Chief Financial Officer