Form 10-K
period 1997-12-31
ONTRACK DATA INTERNATIONAL INC
filed 1998-03-30
CIK 1022703

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K
     (MARK ONE)
        /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the Transition period from __________ to _________

                             COMMISSION FILE NO.  0-21375

                           ONTRACK DATA INTERNATIONAL, INC.
                (Exact Name of Registrant as Specified in its Charter)

                    MINNESOTA                       41-1521650
          -------------------------------       -------------------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)        Identification No.)

                                   6321 BURY DRIVE
                               EDEN PRAIRIE, MN  55346
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 937-1107 REGISTRANT'S INTERNET ADDRESS: www.ontrack.com
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON
  STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 17, 1998, assuming as market value the price of $16.50 per share, the average between the high and low sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $75,318,062 million.

As of March 17, 1998, the Company had outstanding 9,928,716 shares of Common Stock, $.01 par value.

Portions of the 1997 Annual Report to Shareholders and the Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 21, 1998 are incorporated by reference into Parts II and III, respectively, of this Form 10-K, to the extent described in such Parts.

                                  TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I
     Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . .   3
     Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . .  10
     Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  10
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . .  10

PART II
     Item 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .  11
     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  11
     Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .  11
     Item 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . .  11

PART III
     Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . .  11
     Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .  11
     Item 11.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . . . .  12
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . .  12
     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .  12

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Ontrack is a leading provider of data recovery services to a broad range of customers experiencing a loss of valuable computer data. Ontrack has the ability to recover data stored in nearly all types of storage media and operating systems, regardless of the sophistication or age of the storage media or the system. During the past ten years, Ontrack has performed over 46,000 data recoveries for Fortune 500 corporations, governmental agencies, educational and financial institutions, as well as small businesses and individuals. The Company also develops and markets a number of commercial software products, principally Disk Manager-Registered Trademark-, a hard disk drive installation software utility which the Company originally developed in 1985. The Company's data recovery services revenues represented approximately 76% of total revenues in 1997, with software revenues representing the balance.

BACKGROUND OF DATA RECOVERY BUSINESS

     The amount of data stored in hard disk drives, floppy disks, CD-ROMs, magnetic tape and other types of storage media has been growing rapidly over the past several years. The growth in stored data has been fueled in part by the rapid expansion of the installed base of personal computers, midrange computers, servers and mainframes. With this proliferation of storage capacity has come an increased dependence on fast and reliable access to stored data in both the office and the home. Much of the stored data is essential, and sometimes mission-critical, to the user or the user's organization.

     Data can often become inaccessible to the user as a result of a wide variety of either hardware or software failures. Hardware failures involve physical damage to the mechanism that retrieves the data or to the storage media itself, including wear, aging, physical abuse, vandalism or environmental hazards. Software failures involve corruption of the software file structure that makes the data accessible, including user errors, improper or incompatible software installation or computer viruses. In both types of failures, the data often still exists on the storage media but cannot be retrieved by the user.

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

     PROPRIETARY DATA RECOVERY TOOLS. By virtue of its years of experience and over 46,000 data recoveries, the Company has developed numerous Data Recovery Tools, including proprietary software programs, specialized devices, fixtures and other equipment. These programs and devices facilitate the data recovery process, which enable data recovery in a broad range of situations and may reduce the time required to complete a data recovery project.

     SKILLED STAFF OF DATA RECOVERY ENGINEERS AND SOFTWARE DEVELOPERS. Although Ontrack's Data Recovery Tools substantially automate the diagnosis and recovery process, the Company's staff of 80 highly trained data recovery engineers plays a critical role in determining the appropriate course of action during the data recovery process. The data recovery engineers work closely with Ontrack's staff of 51 software developers to develop customized data recovery solutions and new Data Recovery Tools.

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

STRATEGY

     Ontrack's objective is to enhance its position as the world's leading data recovery services provider. The Company's strategy includes the following key elements:

     EDUCATE THE MARKET. The Company believes that most computer users do not know that their data may be recoverable when they experience a data loss.
 The Company intends to educate the market that data recovery is possible and that Ontrack is the world's leading provider of data recovery services.

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

     BROADEN SERVICE OFFERINGS. The Company intends to leverage its data recovery and software development experience to provide new data service offerings. For example, Ontrack has developed a new process for remote data recovery that permits its data recovery engineers to diagnose data losses and, in many cases, perform the data recovery over a modem line. The Company believes that remote data recovery can open new markets and broaden awareness of the Company's services.

     DEVELOP AND STRENGTHEN STRATEGIC RELATIONSHIPS. The Company will continue to develop and strengthen strategic relationships with organizations that provide distribution channels for the Company's services and products as well as access to advanced technology. Strategic partners would include third party computer maintenance and support providers who would offer the Company's data recovery services as part of their service offerings, hard disk drive and other storage media manufacturers, and referral sources, such as software companies, retailers, disaster recovery consultants and other third party service providers.

     EXPAND GEOGRAPHICAL PRESENCE. The Company intends to open additional offices, possibly through strategic acquisitions, domestically and abroad. This expansion will increase its proximity to potential customers and enhance awareness of the Company's services in these new markets. The Company opened an office in San Jose, California in the third quarter of 1997 and plans at least one new domestic office and one new European office during 1998.

     ENHANCE COMMERCIAL SOFTWARE PRODUCTS. The Company will continue to upgrade DISK MANAGER, a leading disk installation utility for the past 12 years. The software business has not only been profitable for the Company, but has also played a key role in expanding the Company's knowledge base for the development of data recovery solutions.

DATA RECOVERY AND RELATED SERVICES

     Ontrack provides data recovery services to address a wide variety of data loss situations. These services accounted for 76% of the Company's revenues for 1997. The Company is able to recover data from nearly all types of storage media and operating system.

     Customers worldwide can call one of Ontrack's 38 experienced customer service representatives to report a data loss. The customer service representative discusses the data loss situation with the customer, describes the Company's service options and quotes an estimated cost range of the requested services. The customer generally ships the hard disk drive or other storage media by overnight courier to one of the Company's facilities. However, remote data recovery and onsite service options are available. The Company's data recovery engineers perform a thorough diagnostic evaluation to determine the nature and cause of the data loss, the quantity of data that can be recovered, and the prescribed course of data recovery. If the specified data cannot be recovered, Ontrack returns the storage media and diagnostic fee to the customer. If the specified data is recoverable, the sales representative quotes a specific price. In accordance with the Company's guidelines, the sales representative determines pricing on a case-by-case basis considering such factors as the capacity of the user's storage device, service options requested, estimated difficulty of the recovery, type of operating system used, and requirements for use of the Company's proprietary software tools, clean bench facilities and other proprietary equipment. If the customer elects to proceed, the Company performs the recovery, stores the recovered data on the medium of the customer's choice, returns the data along with the customer's original equipment and invoices the customer.

     The Company's software developers have developed and refined the Data Recovery Tools based on Ontrack's extensive experience in data recovery and file system software development, as well as the data storage technology it derives from relationships with data storage manufacturers. The Data Recovery Tools have been developed internally over the past 12 years and include numerous proprietary software programs and specialized devices, fixtures and other equipment. Ontrack maintains an extensive database of data loss situations it encounters and regularly analyzes this information to determine its priorities for developing new or enhanced Data Recovery Tools, some of which have gone through several generations of development.

     The Company has developed proprietary technology whereby certain non-hardware related data losses can be recovered remotely through a modem line. The process, Remote Data Recovery-TM- ("RDR") works in conjunction with Ontrack Data Advisor-TM-, a freeware diagnostic software product which the Company developed. Data Advisor analyzes file systems and structures, system memory and the hard drive's ability to read stored data. When a data loss occurs, Data Advisor can be used to diagnose the problem quickly and provide the computer user with a recommendation on how to proceed.

     The Company began performing remote data recoveries on a limited basis in January, 1998. The service is currently available to users of DOS, Windows, Windows 95, Windows N/T and OS/2.

     By leveraging its expertise in the data recovery field, Ontrack has also expanded its services into other areas such as computer evidence services for both civil and criminal cases. These services assist customers in obtaining evidence from computer systems, such as files that other parties attempted to delete or overwrite, as well as in confirming that certain files were created, modified, deleted, copied or destroyed. Company employees also testify as expert witnesses on computer data-related issues. Ontrack charges for these services generally on an hourly basis.

COMMERCIAL SOFTWARE PRODUCTS

     The Company's commercial software products represented 24% of the Company's total revenues for 1997. The Company's principal software product is DISK MANAGER, accounting for 87% of software revenues in 1997.

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

     Through an agreement with Cybec Pty. Ltd., the Company has the exclusive rights to distribute Cybec's Vet anti-virus software in North America, Germany and France. The Company also has the non-exclusive distribution rights for Vet through the rest of the world, except in Australia, New Zealand, Malaysia, Singapore, Taiwan and the Benelux countries. The agreement expires December 31, 1998.

RESEARCH AND DEVELOPMENT

     The Company's staff of 51 software developers continually develop and update the Company's Data Recovery Tools and commercial software products.
In addition, in the performance of data recovery services, the Company's data recovery engineers collaborate with the software developers in creating new tools and procedures. As part of its ongoing development efforts, the Company has devoted significant resources to developing Data Advisor. See "Data Recovery and Related Services" above. The Company began performing remote data recoveries in late December and plans to expand its engineering capabilities in this area in 1998.

BRANCH OFFICES AND EXPANSION STRATEGY

     The Company opened its branch offices in London, Los Angeles, Washington, D.C., Stuttgart, Germany and San Jose, California in 1991, 1992, 1995, 1996 and 1997, respectively. Each of the Company's facilities has stand alone data recovery capabilities, although the Company may send unique and overflow work to its main office in Minneapolis.

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

     The Company intends to open an office in Secaucus, New Jersey in the second quarter of 1998. The Company also intends to open another office in Europe in 1998 and additional branch offices in the United States and in foreign countries over time. This expansion will increase its proximity to potential customers, some of whom prefer or are required to use a local data recovery company. A new branch office is generally staffed with six to eight employees, including two to three data recovery engineers, within the first year of operation. The pace at which the Company is able to open additional branch offices is limited by the availability of qualified engineers, as well as the time required to provide necessary training. The Company may also open new offices through strategic acquisitions domestically and abroad.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company has historically generated a large proportion of its data recovery services revenue as a result of general name recognition, referrals from prior customers and disk drive manufacturers and advertising. The Company has a dedicated program to promote customer referrals. In order to establish a recurring revenue base, the Company also recently has dedicated sales and marketing resources to obtain relationships with other computer service companies which would offer the Company's data recovery services to their customers as part of their service offerings. In addition, the Company has begun to market other services, such as computer evidence services, to legal organizations.

     The Company markets Disk Manager through its sales force, which is focused on maintaining and expanding relationships with hard disk drive manufacturers and other corporate partners for sales on an OEM basis. In addition, the Company advertises its services and products through direct mail, periodicals, trade journals and its Web site and participates in selected industry trade shows.

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

     No single customer accounted for 10% or more of the Company's revenues in 1995, 1996 or 1997.

COMPETITION

     The data recovery market is currently served by a large number of relatively small, independent service providers. Competition among these firms is intense and barriers to entry are low for competitors seeking to offer data recovery services. The Company believes that the primary competitive factors in the data recovery business are name recognition, the effectiveness of the data recovery services, the ability to operate within a large number of operating environments with a variety of storage media, the timeliness of the services, the number of emergency and custom services provided, and cost. The Company believes that its experience with data storage, its substantial investment in personnel, its Data Recovery Tools and its remote data recovery capabilities provides it with a significant competitive advantage.

     The computer software industry is highly competitive and characterized by significant and rapid technological advances. The Company currently sells the vast majority of its Disk Manager software to hard disk drive manufacturers on an OEM basis, and there is no assurance that any such relationships will continue. Developers of competing software may offer their products to the OEMs at prices lower than those of the Company's products. This price competition may cause the Company to lose OEM customers or may force the Company to lower its prices, which may have a material adverse effect on software revenues and margins. In addition, as higher capacity drives and improved operating systems are designed and marketed, Ontrack must continue to develop and market enhanced versions of its products to complement the new technologies.

PROPRIETARY TECHNOLOGY

     The Company currently relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other methods to protect its proprietary technology. In addition, the Company has applied for a United States patent relating to systems and methods for allowing remote diagnosis and data recovery through a modem. There can be no assurance that any meaningful patent protection will result from this patent application and/or that systems or methods disclosed in the patent application do not infringe any third party patents or copyrights. There can be no assurance that any future patents acquired by Ontrack will be of sufficient scope or strength to provide meaningful protection of its products and technologies. In addition, the Company's proprietary technology involves the use of copyrightable material such as computer software. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's products and processes or to reverse engineer or obtain and use information that the Company regards as proprietary. Ontrack also relies on proprietary processes and techniques, materials expertise and trade secrets applicable to the computer data recovery industry. Ontrack believes that these proprietary rights may provide it with a competitive advantage as important, if not more important, to Ontrack as patent protection. There can be no assurance that protective measures taken by Ontrack will provide Ontrack with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure.

     There also can be no assurance that any party does not presently have, or might not in the future acquire, additional patent rights, copyrights or other intellectual property rights in the United States which might be infringed by current or future processes employed by Ontrack or Ontrack products and provide the basis for an infringement action against Ontrack.

EMPLOYEES

     As of March 5, 1998, the Company had a total of 291 full time employees, including 95 in data recovery engineering, 51 in software development, 66 in sales and marketing, 19 in customer support and 60 in administration and finance. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes its employee relations are good.

     The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:


Name                     Age       Position
----                     ---       --------
Michael W. Rogers        42        Chairman and Chief Executive Officer

John E. Pence            51        President and Director

Gary S. Stevens          41        Senior Vice President, Engineering and Director

Thomas P. Skiba          42        Vice President and Chief Financial Officer

John M. Bujan            53        General Counsel and Secretary

Tanna L. Moore           43        Vice President, Sales and Marketing

Stuart J. Hanley         37        Vice President, Worldwide Operations

     MICHAEL W. ROGERS has served as Chief Executive Officer of the Company since 1986 and as Chairman since 1989. Additionally, Mr. Rogers has served as a Director of the Company since 1985 and from 1989 to May 1996 as Chief Financial Officer. From 1980 to 1985, Mr. Rogers was employed by Control Data Corporation ("CDC"), where he held several software engineering positions.

     JOHN E. PENCE has served as President and as a Director of the Company since 1985. From 1971 to 1985, he was employed by CDC, where he held various management positions.

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

     TANNA L. MOORE has served as Vice President, Sales and
Marketing since June, 1997. From January 1997 to June 1997 she was a consulting director at Core Group, a firm that provides strategic consulting services to the financial and high technology industries. From July 1996 to January 1997 Ms. Moore was an independent consultant. From May 1991 through July 1996 Ms. Moore held various Vice President positions at Ceridian Corporation, a public company focused on providing information services.

     STUART J. HANLEY has served as Vice President, Worldwide Operations since November 1997. Mr. Hanley has been employed by the Company in various capacities since 1987.

     ELECTION. The Company's officers are elected by the Board of Directors. The officers serve until their successors are elected or until their earlier resignation, removal or death.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains its headquarters in Minneapolis in approximately 47,900 square-foot facilities under leases which expire in January 1999. The Company also leases approximately 7,200 square feet of space in Los Angeles under a lease expiring in July 2001; approximately 7,800 square feet of space in Washington, D.C. under a lease expiring in May 2003; approximately 4,600 square feet of space in San Jose, California, under a lease expiring in September 1999; and approximately 5,100 square feet of space in Secaucus, New Jersey under a lease expiring in May 2003.

     The Company also leases space for its office in London, with approximately 5,600 square feet of space under a lease that expires in November 2000 and another 5,200 square feet of space under a lease that expires in 2008. Approximately 8,600 square feet of space is leased for its office in Stuttgart under a lease which expires in October 2001.

     The Minneapolis, Washington, D.C., Secaucus and Stuttgart leases each have a three-to-five year option for extension.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information as to the principal market on which the Company's common stock is traded, market price information for the common stock of the Company, the approximate number of holders of record as of December 31, 1997, and the Company's dividend policy is incorporated herein by reference from the 1997 Annual Report to Shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the 1997 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Balance Sheets of the Company as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years ended December 31, 1997, the Notes to the Consolidated Financial Statements and the Report of Price Waterhouse LLP, independent accountants, is contained in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information set forth in the Company's 1998 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding the executive officers of the Company is included under separate caption in Part I of this Form 10-K.

ITEM 10.  EXECUTIVE COMPENSATION

     The information set forth in the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the 1998 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the 1998 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS.


Exhibit
Number    Description
-------   -----------
3.1       Articles of Incorporation, as amended (incorporated by reference to
          Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (File
          No. 333-05470C) as declared effective by the Commission on October 21,
          1996 (the "Form SB-2")).
3.2       Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Form
          SB-2).
10.1      1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form SB-2).
10.2      Employee Stock Purchase Plan (incorporated by reference to Exhibit
          10.2 to the Form SB-2).
10.3      Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
          10.3 to the Form SB-2).
10.4      License Agreement dated November 17, 1994 between the Company and Y-E
          Data, Inc.  (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.5      Lease for Minneapolis, Minnesota offices between the Company and
          Metropolitan Life Insurance Company dated November 2, 1988, as amended by Amendment to Lease dated August 28, 1989, Amendment #2 dated
          January 8, 1990, Amendment to Lease dated December 5, 1991, Amendment to Lease dated December 14, 1993, Second Amendment to Lease dated
          November 22, 1994 and Third Amendment to Lease dated as of January 30,
          1996 (incorporated by reference to Exhibit 10.6 to the Form SB-2).
10.6      Stock Transfer Agreement dated July 16, 1996 by and among Michael W.
          Rogers, Gary S. Stevens, John E. Pence, Rogers Family L.P., Stevens
          Family L.P. and Pence Family L.P. (incorporated by reference to
          Exhibit 10.7 to the Form SB-2).
10.7      Employment Agreement dated August 6, 1996 between the Company and
          Michael W. Rogers.  (incorporated by reference to Exhibit 10.8 to the
          Form SB-2).
10.8      Employment Agreement dated August 6, 1996 between the Company and Gary
          S. Stevens (incorporated by reference to Exhibit 10.9 to the Form SB-2).
10.9      Employment Agreement dated August 6, 1996 between the Company and John
          E. Pence (incorporated by reference to Exhibit 10.10 to the Form SB-2).
10.10     Letter Agreement dated April 11, 1996 between the Company and Thomas
          P. Skiba (incorporated by reference to Exhibit 10.11 to the Form SB-2).
10.11     Letter Agreement dated February 28, 1996 between the Company and John
          M. Bujan (incorporated by reference to Exhibit 10.12 to the Form SB-2).



10.12     Commercial Note, Revolving Loan Agreement, Security Agreement and
          Arbitration Agreement, each dated as of July 31, 1996, between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to
          Exhibit 10.15 to the Form SB-2).
10.13 Form of License Agreement with OEM Customers (incorporated by reference to Exhibit 10.16 to the Form SB-2).
13.1      1997 Annual Report to Shareholders
21.1      Subsidiaries of the Company
23.1      Consent of Price Waterhouse LLP
24.1      Power of Attorney, included in the Signature Page
27.1 Financial Data Schedule with respect to financial statements at December 31, 1997.
27.2 Financial Data Schedule with respect to financial statements at September 30 and December 31, 1996.
27.3      Financial Data Schedule with respect to financial statements at March
          31, June 30 and September 30, 1997.

(b)       REPORTS ON FORM 8-K.   None.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                            ONTRACK DATA INTERNATIONAL, INC.


                                            By /s/ Michael W. Rogers
                                               -------------------------------
                                               Michael W. Rogers, Chairman and
                                               Chief Executive Officer


                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Michael W. Rogers and Thomas P. Skiba, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities indicated, on March 30, 1998.


Signature                     Title
---------                     -----
/s/ Michael W. Rogers         Chairman and Chief Executive
-------------------------     Officer (principal executive officer)
Michael W. Rogers


/s/ John E. Pence             President and Director
-------------------------
John E. Pence


/s/ Thomas P. Skiba           Vice President and Chief Financial Officer
-------------------------     (principal financial and accounting officer)
Thomas P. Skiba


/s/ Gary S. Stevens           Senior Vice President, Engineering and Director
-------------------------
Gary S. Stevens




/s/ Roger D. Shober           Director
-------------------------
Roger D. Shober


/s/ Robert M. White           Director
-------------------------
Robert M. White, Ph.D.


/s/ Richard J. Runbeck        Director
-------------------------
Richard J. Runbeck


/s/ Jacqueline C. Morby       Director
-------------------------
Jacqueline C. Morby