Form 10-Q
period 1998-03-31
ONTRACK DATA INTERNATIONAL INC
filed 1998-05-08
CIK 1022703

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended March 31, 1998

                           Commission File No. 000-21375


                          ONTRACK DATA INTERNATIONAL, INC.
            (Exact name of  business issuer as specified in its charter)


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

                    Yes      X             No
                        -----------           -----------


Number of shares of Common Stock, $.01 par value, outstanding as of
April 30, 1998      9,937,976

                          ONTRACK DATA INTERNATIONAL, INC.

                                       INDEX



PART 1.   FINANCIAL INFORMATION                                       PAGE
                                                                      ----
     Item 1.        Financial Statements:

          Consolidated Condensed Balance Sheets as of
          March 31, 1998 (unaudited) and December 31, 1997            3

          Consolidated Condensed Statements of Income (unaudited)
          for the three months ended March 31, 1998 and 1997          4

          Consolidated Condensed Statements of Cash Flows
          (unaudited) for the three months ended March 31, 1998
          and 1997                                                    5

          Consolidated Statement of Shareholders' Equity for the
          period ended March 31, 1998 (unaudited)                     6

          Notes to consolidated condensed financial statements        7

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               8-10


PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings                                 11

     Item 2.        Changes in Securities                             11

     Item 3.        Defaults Upon Senior Securities                   11

     Item 4.        Submission of Matters to a Vote of Security
                    Holders                                           11

     Item 5.        Other Information                                 11

     Item 6.        Exhibits and Reports on Form 8-K                  11


SIGNATURES                                                            12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     ( IN THOUSANDS, EXCEPT SHARE AMOUNTS )



ASSETS                                               March 31,      December 31,
                                                    -----------     ------------
                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                           $    21,974     $    17,315
Short-term investments                                    6,093          14,861
Accounts receivable, net                                  2,878           3,321
Prepaid expenses and other current assets                 2,112           2,042
                                                    -----------      ----------

Total current assets                                     33,057          37,539

Marketable securities                                     7,694           3,506
Furniture and equipment, net                              4,077           4,080
Other assets                                                 70             -
                                                    -----------      ----------

TOTAL ASSETS                                        $    44,898        $ 45,125
                                                    -----------      ----------
                                                    -----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $       784      $      770
Accrued expenses                                          3,006           5,024
                                                    -----------      ----------

Total current liabilities                                 3,790           5,794

SHAREHOLDERS' EQUITY:

Common stock ( 9,936,976 and 9,910,190
  shares issued and outstanding at
  March 31, 1998 and
  December 31, 1997, respectively)                           99              99

Additional paid-in capital                               31,079          30,880

Accumulated other comprehensive income                       43              20

Retained earnings                                         9,887           8,332
                                                    -----------      ----------

Total shareholders' equity                               41,108          39,331
                                                    -----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    44,898      $   45,125
                                                    -----------      ----------
                                                    -----------      ----------


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ONTRACK DATA INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )
                                      (UNAUDITED)



                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                      --------------------------------
                                                           1998              1997
                                                      --------------    --------------
REVENUES:
  Services                                            $        7,205    $        6,112
  Software                                                     1,702             1,958
                                                      --------------    --------------
     TOTAL REVENUES                                            8,907             8,070


COST OF REVENUES:
  Services                                                     1,328               946
  Software                                                       312               315
                                                      --------------    --------------
     TOTAL COST OF REVENUES                                    1,640             1,261
                                                      --------------    --------------

GROSS MARGIN                                                   7,267             6,809

OPERATING EXPENSES:
  Research and development                                     1,655             1,488
  Sales and marketing                                          1,952             1,799
  General and administrative                                   1,660             1,809
                                                      --------------    --------------
     TOTAL OPERATING EXPENSES                                  5,267             5,096
                                                      --------------    --------------

Operating income                                               2,000             1,713

Interest and other income                                        321               218
                                                      --------------    --------------

Income before income taxes                                     2,321             1,931

Provision for income taxes                                       766               686
                                                      --------------    --------------

Net income                                            $        1,555    $        1,245
                                                      --------------    --------------
                                                      --------------    --------------


Basic net income per share                            $         0.16    $         0.13

Diluted net income per share                          $         0.15    $         0.12


Weighted average shares used in computation of:

  basic net income per share                               9,916,917         9,789,331

  diluted net income per share                            10,165,457        10,096,057


                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              ( IN THOUSANDS )
                                 (UNAUDITED)





                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                     ----------------------------

                                                                        1998              1997
                                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                      $    1,555        $    1,245

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                       548               425
         Changes in operating assets and liabilities:
           Accounts receivable                                              443              (347)
           Prepaid expenses and other assets                                (69)              (15)
           Accounts payable and accrued expenses                         (1,991)             (619)
                                                                     ----------        ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   486               689



CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                                   (546)             (404)
     Net sale (purchase) of marketable securities                         4,580            (2,442)
     Other                                                                  (70)               29
                                                                     ----------        ----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          3,964            (2,817)


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options and employee
       stock purchase plan                                                  209                98
                                                                     ----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   209                98


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,659            (2,030)

Cash and cash equivalents, beginning of period                           17,315            22,684
                                                                     ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   21,974        $   20,654
                                                                     ----------        ----------
                                                                     ----------        ----------




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     ONTRACK DATA INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (IN THOUSANDS)



                                                                                                  ACCUMULATED
                                                                 ADDITIONAL                          OTHER
                                                  COMMON           PAID-IN         RETAINED      COMPREHENSIVE
                                                  STOCK            CAPITAL         EARNINGS          INCOME         TOTAL
                                                ----------      ------------     -------------   -------------    ---------
BALANCES AT DECEMBER 31, 1996                      $    98        $   29,599     $       2,676    $        33     $  32,406

Net income                                                                               5,656                        5,656
Translation adjustment                                                                                    (13)          (13)
                                                                                                                  ---------
Comprehensive Income                                                                                                  5,643

Exercise of stock options                                1               338                                            339
Tax benefit from exercise of nonqualified
  stock options                                                          628                                            628
Stock purchased through Employee
  Stock Purchase Plan                                                    315                                            315
                                                ----------      ------------     -------------   -------------    ---------

BALANCES AT DECEMBER 31, 1997                           99            30,880             8,332             20        39,331


Net income                                                                               1,555                        1,555
Translation adjustment                                                                                     23            23
                                                                                                                  ---------
Comprehensive Income                                                                                                  1,578


Exercise of stock options                                                 67                                             67
Tax benefit from exercise of nonqualified
  stock options                                                           18                                             18
Stock purchased through Employee                                         114                                            114
  Stock Purchase Plan
                                                ----------      ------------     -------------   -------------    ---------

BALANCES AT MARCH 31, 1998 (UNAUDITED)            $     99       $    31,079      $      9,887    $        43    $   41,108
                                                ----------      ------------     -------------   -------------    ---------
                                                ----------      ------------     -------------   -------------    ---------


               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          ONTRACK DATA INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   ORGANIZATION

     ONTRACK Data International, Inc. (the "Company") provides data recovery services, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; San Jose, California; Washington, DC.; New York, New York; London, England; Stuttgart, Germany and Paris, France.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited March 31, 1998 and 1997 financial statements, included herein, have been prepared by the Company. The information furnished in the unaudited financial statements includes all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such financial statements. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

     NET INCOME PER SHARE

     Basic earnings per share includes no dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The difference between the Company's basic and diluted earnings per share data as presented is due to the dilutive impact from stock options whose exercise price was below the average common stock price for the respective period presented.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Company adopted Financial Accounting Standard Statement (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes rules for reporting comprehensive income and its components. Comprehensive income for the Company, consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity. Certain reclassifications to prior year financial statements have been made in order to conform to the SFAS No. 130 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FIRST QUARTER ENDED MARCH 31, 1998 AND 1997

TOTAL REVENUES

Total revenues for the first quarter of 1998 increased 10.4% compared to the first quarter of 1997. Of the Company's first quarter 1998 revenues, approximately 18.9% were attributable to the Company's European operations, compared to 16.1% in the first quarter of 1997.

SERVICES:

Service revenues for the first quarter of 1998 increased 17.9% compared to the first quarter of 1997. The increase was due principally to the increase in the number of data recovery jobs performed in the United States and Europe.

SOFTWARE:

Software revenues are principally derived from sales through original equipment manufacturers (OEM's) for the bundling of Disk Manager software with the OEM's storage media products. Further, the market for such storage media products is extremely volatile. Accordingly, software revenues on a quarterly basis are difficult to predict and can fluctuate based on the timing of the OEM's customer shipments.

SOFTWARE REVENUES FOR THE FIRST QUARTER OF 1998 DECREASED 13.1% COMPARED TO THE FIRST QUARTER OF 1997. THE DECREASE IN SOFTWARE REVENUES WAS ATTRIBUTED TO LOWER VOLUMES OF SHIPMENTS OF STORAGE MEDIA PRODUCTS BY THE COMPANY'S CUSTOMERS WHICH INCLUDE DISK MANAGER.


GROSS MARGINS

SERVICES:

Gross margin on service revenues as a percentage of service revenues for the first quarter ended March 31, 1998 was approximately 81.6% compared to 84.5% for the comparable period of 1997. The decrease in gross margin percentage in 1998 was principally due to increased engineering personnel. The Company views the addition of qualified data recovery engineers as critical to its ability to grow the data recovery business.

SOFTWARE:

Gross margin on software revenues as a percentage of software revenues for the first quarter ending March 31, 1998 was approximately 81.7% compared to 83.9% for the comparable period of 1997. Software gross margins are impacted by the mix of royalty revenues, which have minimal cost to the Company, and non royalty sales of the Company's products. Royalty revenues were lower in the first quarter of 1998 than in the first quarter of 1997, thus causing a decline in margin percentage.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the first quarter of 1998 increased 11.2% compared to the first quarter of 1997. The increase was due principally to higher salaries resulting from an increase in the number of software developers and data recovery engineers who perform research and development activities. Somewhat offsetting these increases were reductions in the amount of incentive compensation earned in the quarter. These reductions were the result of the Company not achieving certain of its financial goals during the quarter. Research and development expenses as a percentage of revenues were 18.6% for the quarter ended March 31, 1998 compared to 18.4% of revenues for the comparable period of 1997.

SALES AND MARKETING:

Sales and marketing expenses for the first quarter of 1998 increased 8.5% compared to the first quarter of 1997. As a percentage of revenues, sales and marketing expenses were 21.9% for the quarter ended March 31, 1998 compared to 22.3% for the comparable period of 1997. The slightly reduced percentage from the first quarter of 1997 is due to a combination of increased expenditures resulting from higher salaries due to more sales and marketing personnel, increased expenditures on advertising and public relations and lower incentive compensation earned by sales and marketing personnel in the quarter. The lower incentive compensation is a result of the Company not achieving certain of its financial goals during the quarter.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the first quarter of 1998 decreased 8.2% compared to the first quarter of 1997. As a percentage of revenues, general and administrative expenses were 18.6% for the quarter ended March 31, 1998 compared to 22.4% for the comparable period of 1997. The decline in 1998's first quarter general and administrative expenses and in such expenses as a percentage of revenues is due principally to a reduction in the amount of incentive compensation earned in the quarter. These reductions were a result of the Company not achieving certain of its financial goals during the quarter. Also contributing to the reduced percentage is the increase in revenues for the period, as many general and administrative costs do not vary directly with revenues.

INTEREST AND OTHER INCOME

The increase in interest and other income is a result of higher cash and marketable securities balances, primarily due to cash flow generated from the Company's operations.

PROVISION FOR INCOME TAXES:

For the first quarter ended March 31, 1998, the Company provided for taxes at an effective rate of 33.0% which is comparable to the Company's effective tax rate in the last three quarters of 1997. The effective rate is lower than the statutory rate because of anticipated research and development credits and the impact of tax exempt interest income earned on its investments.

NET INCOME PER SHARE

Basic and diluted net income per share for the first quarter ended March 31, 1998 both increased by $0.03 compared to the same period of 1997. The increases were due to higher net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $.5 million and $.7 million for the quarter ended March 31, 1998 and 1997, respectively. Cash provided by and used in investment activities was primarily for the purchase of marketable securities and furniture and equipment additions.

The Company has invested its cash principally in tax exempt government securities, $7.7 million of which are classified as long-term, with the remaining proceeds classified as cash, cash equivalents, or short-term investments.

FORWARD-LOOKING STATEMENTS

Please refer to the Management's Discussion and Analysis section of the 1997 Annual Report to Shareholders, incorporated by reference into the Company's Form 10-K report for the year ended December 31, 1997, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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



                              ONTRACK DATA INTERNATIONAL, INC.
                                        (Registrant)






     Date:     May 7, 1998         By: /s/ Michael W. Rogers
                                   -------------------------------------------
                                   Michael W. Rogers
                                   Chairman and Chief Executive Officer



     Date:     May 7, 1998         By: /s/ Thomas P. Skiba
                                   -------------------------------------------
                                   Thomas P. Skiba
                                   Vice President & Chief Financial Officer