Form 10-Q
period 1998-06-30
ONTRACK DATA INTERNATIONAL INC
filed 1998-08-13
CIK 1022703

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1998

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

                 Yes      X               No
                        -----                   -----

Number of shares of Common Stock, $.01 par value, outstanding as of
July 31, 1998       9,965,488

                          ONTRACK DATA INTERNATIONAL, INC.

                                       INDEX


                                                                               PAGE
                                                                               ----
PART 1.      FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997                                   3

          Condensed Consolidated Statements of Income for the
          three and six months ended June 30, 1998 and 1997                     4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1998 and 1997                       5

          Notes to Condensed Consolidated Financial Statements                  6-7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              8-10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                11

     Item 2.   Changes in Securities                                            11

     Item 3.   Defaults Upon Senior Securities                                  11

     Item 4.   Submission of Matters to a Vote of Security Holders              11

     Item 5.   Other Information                                                12

     Item 6.   Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                      13


PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ONTRACK DATA INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        ( IN THOUSANDS, EXCEPT SHARE AMOUNTS )

                                                                              June 30, 1998  December 31, 1997
                                                                              -------------  -----------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                         $ 13,304       $ 17,315
Short-term investments                                                              11,235         14,861
Accounts receivable, net                                                             3,394          3,321
Prepaid expenses and other current assets                                            2,537          2,042
                                                                              -------------  -----------------
Total current assets                                                                30,470         37,539

Marketable securities                                                               11,561          3,506
Furniture and equipment, net                                                         3,959          4,080
                                                                              -------------  -----------------
TOTAL ASSETS                                                                      $ 45,990       $ 45,125
                                                                              -------------  -----------------
                                                                              -------------  -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                  $  1,066       $    770
Accrued expenses                                                                     2,210          5,024
                                                                              -------------  -----------------
Total current liabilities                                                            3,276          5,794

SHAREHOLDERS' EQUITY:

Common stock ( 9,960,488 and 9,910,190 shares issued and
outstanding at June 30, 1998 and December 31, 1997, respectively)                      100             99

Additional paid-in capital                                                          31,194         30,880

Accumulated other comprehensive income                                                  37             20

Retained earnings                                                                   11,383          8,332
                                                                              -------------  -----------------
Total shareholders' equity                                                          42,714         39,331
                                                                              -------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 45,990       $ 45,125
                                                                              -------------  -----------------
                                                                              -------------  -----------------

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ONTRACK DATA INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )
                                     (UNAUDITED)


                                                         THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                    -----------------------       -----------------------
                                                     1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------
     REVENUES:
     Services                                    $     7,235    $     6,079    $    14,440    $    12,191
     Software                                          1,831          2,066          3,533          4,024
                                                 -----------    -----------    -----------    -----------
      TOTAL REVENUES                                   9,066          8,145         17,973         16,215


     COST OF REVENUES:
     Services                                          1,426            981          2,754          1,927
     Software                                            289            391            601            706
                                                 -----------    -----------    -----------    -----------
      TOTAL COST OF REVENUES                           1,715          1,372          3,355          2,633
                                                 -----------    -----------    -----------    -----------
     GROSS MARGIN                                      7,351          6,773         14,618         13,582

     OPERATING EXPENSES:
     Research and development                          1,607          1,466          3,262          2,953
     Sales and marketing                               2,190          1,915          4,142          3,713
     General and administrative                        1,718          1,816          3,378          3,626
                                                 -----------    -----------    -----------    -----------
      TOTAL OPERATING EXPENSES                         5,515          5,197         10,782         10,292
                                                 -----------    -----------    -----------    -----------
     OPERATING INCOME                                  1,836          1,576          3,836          3,290

     INTEREST AND OTHER INCOME                           330            285            651            502
                                                 -----------    -----------    -----------    -----------
     INCOME BEFORE INCOME TAXES                        2,166          1,861          4,487          3,792

     PROVISION FOR INCOME TAXES                          670            614          1,436          1,300
                                                 -----------    -----------    -----------    -----------
     NET INCOME                                  $     1,496    $     1,247    $     3,051    $     2,492
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
     BASIC NET INCOME PER SHARE                  $      0.15    $      0.13    $      0.31    $      0.25

     DILUTED NET INCOME PER SHARE                $      0.15    $      0.12    $      0.30    $      0.25


     WEIGHTED AVERAGE SHARES USED IN computation of:

     BASIC NET INCOME PER SHARE                    9,946,943      9,800,351      9,932,013      9,794,872

     DILUTED NET INCOME PER SHARE                 10,100,061     10,129,467     10,114,112     10,111,130



                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ( IN THOUSANDS )
                                     (UNAUDITED)


                                                                              SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                          1998           1997
                                                                        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                             $ 3,051        $ 2,492

 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
 Depreciation                                                             1,091            863
 Changes in operating assets and liabilities:
 Accounts receivable                                                        (74)            52
 Prepaid expenses and other assets                                         (494)           (31)
 Accounts payable and accrued expenses                                   (2,518)          (680)
                                                                        -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,056          2,696


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture and equipment                                       (970)          (885)
 Net purchase of marketable securities                                   (4,429)        (2,272)
 Other                                                                        -             80
                                                                        -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                    (5,399)        (3,077)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options and employee
 stock purchase plan                                                        332            179
                                                                        -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   332            179
                                                                        -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (4,011)          (202)

Cash and cash equivalents, beginning of period                           17,315         22,684
                                                                        -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $13,304        $22,482
                                                                        -------        -------
                                                                        -------        -------


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          ONTRACK DATA INTERNATIONAL, INC.

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   ORGANIZATION

     ONTRACK Data International, Inc. (the "Company") provides data recovery services, utility software and other computer data related services.The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; San Jose, California; Washington, DC.; New York, New York; London, England; Stuttgart, Germany and Paris, France.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for 1997.

     In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated.The results of operations of the six months ended June 30, 1998 are not necessarily indicative of the results for the full year.

     NET INCOME PER SHARE

     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.Diluted net income per share reflects the potential dilution of securities that could share in the earnings of the Company.The difference between the Company's basic and diluted net income per share data as presented is due to the dilutive impact from stock options whose exercise price was below the average common stock price for the respective period presented.

3.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998.SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of the other comprehensive income be reported separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.The components of comprehensive income for the six months ended June 30, 1998 and 1997 are as follows:

                                                           Six months
                                                          ended June 30,
                                                          1998      1997
                                                         ------    ------
     Comprehensive income:
     Net income                                          $3,051    $2,492
     Other comprehensive income:
          Foreign currency translation adjustment            17       (10)
                                                         ------    ------
     Comprehensive income                                $3,068    $2,482
                                                         ------    ------
                                                         ------    ------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

TOTAL REVENUES

Total revenues for the second quarter of 1998 increased 11.3% compared to the second quarter of 1997.For the six months ended June 30, 1998, total revenue increased 10.8% compared to the first six months of 1997.Of the Company's second quarter and the first six months' 1998 revenues, approximately 17.9% and 18.4%, respectively, are attributable to the Company's European operations, compared to 16.1% in both the second quarter and first six months of 1997.

SERVICES:

Service revenues for the second quarter of 1998 increased 19.0% compared to the second quarter of 1997.For the six months ended June 30, 1998, service revenue increased 18.4% compared to the first six months of 1997.The increases are due principally to the increase in the number of data recovery jobs performed in the United States and Europe, and to a lesser degree, increases in the Company's Computer Evidence Services business.

SOFTWARE:

Software revenues are principally derived from sales through original equipment manufacturers (OEM's) for the bundling of Disk Manager software with the OEM's storage media products. The market for such storage media products is extremely volatile.Accordingly, software revenues on a quarterly basis are difficult to predict and can fluctuate based on the timing of the OEM's customer shipments.

Software revenues for the second quarter of 1998 decreased 11.4% compared to the second quarter of 1997.For the six months ended June 30, 1998, software revenues decreased 12.2% compared to the first six months of 1997.The decreases in software revenues are attributed to lower volumes of shipments of storage media products by the Company's customers which include Disk Manager.


GROSS MARGINS

SERVICES:

Gross margins on service revenues as a percentage of service revenues for the second quarter and six months ended June 30, 1998 were approximately 80.3% and 80.9%, respectively, compared to 83.9% and 84.2% for the comparable periods of 1997.The decreases are principally due to increased engineering personnel.The Company views the addition of qualified data recovery engineers as critical to its ability to grow the data recovery business.

SOFTWARE:

Gross margins on software revenues as a percentage of software revenues for the second quarter and six months ending June 30, 1998 were approximately 84.2% and 83.0%, respectively, compared to 81.1% and 82.5% for the comparable periods of 1997.Software gross margins are impacted by the mix of royalty revenues, which have minimal cost to the Company, and non royalty sales of the Company's products.The increase in margins in both periods is due to the change in this mix of software revenues.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the second quarter of 1998 increased 9.6% compared to the second quarter of 1997 and increased 10.5% in the first six months of 1998 compared to the same period of 1997.The increases were due principally to higher salaries resulting from an increase in the number of software developers and data recovery engineers who perform research and development activities as well as to an increase in equipment purchased for research and development purposes.Offsetting these increases were reductions in the amount of incentive compensation earned in the quarter and six months.These reductions were the result of the Company not achieving certain of its financial goals during the quarter and six months.Research and development expenses as a percentage of revenues were 17.7% and 18.1% for the quarter and six months ended June 30, 1998, respectively, compared to 18.0% and 18.2% of revenues for the comparable period of 1997.

SALES AND MARKETING:

Sales and marketing expenses for the second quarter of 1998 increased 14.4% compared to the second quarter of 1997 and increased 11.6% in the first six months of 1998 compared to the same period of 1997.As a percentage of revenues, sales and marketing expenses were 24.2% and 23.0% for the second quarter and six months ended June 30, 1998, respectively, compared to 23.5% and 22.9% for the comparable periods of 1997.The increased percentages are due toincreased expenditures on advertising, public relations and improvement of the Company's website, offset by lower incentive compensation earned by sales and marketing personnel in the quarter and six months.The lower incentive compensation is a result of the Company not achieving certain of its financial goals during the quarter and six months.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the second quarter of 1998 decreased 5.4% compared to the second quarter of 1997 and decreased 6.8% in the first six months of 1998 compared to the same period of 1997.As a percentage of revenues, general and administrative expenses were 18.9% and 18.8% for the second quarter and six months ended June 30, 1998, respectively, compared to 22.3% and 22.4% for the comparable periods of 1997.The decline in 1998's second quarter and first six months' general and administrative expenses and in such expenses as a percentage of revenues is due principally to a reduction in the amount of incentive compensation earned in the quarter and six months.These reductions were a result of the Company not achieving certain of its financial goals during the quarter and six months.Also contributing to the reduced percentage is the increase in revenues for the periods, as many general and administrative costs do not vary directly with revenues.

INTEREST AND OTHER INCOME

The increase in interest and other income is a result of higher cash and marketable securities balances, primarily due to cash flow generated from the Company's operations.

PROVISION FOR INCOME TAXES:

For the six months ended June 30, 1998, the Company provided for taxes at an effective rate of 32.0% which is slightly lower than the Company's effective tax rate in the last three quarters of 1997 and the first quarter of 1998.The effective rate is lower than the statutory rate because of the impact of tax exempt interest income earned on its investments.

NET INCOME PER SHARE

Basic net income per share for the second quarter and six months ended June 30, 1998 increased by $0.02and $0.06, respectively, compared to the same periods of 1997.Diluted net income per share for the same periods increased by $.03 and $.05, respectively.The increases were due to higher net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $1.2 million and $2.7 million for the quarter ended June 30, 1998 and 1997, respectively.Cash provided by and used in investment activities was primarily for the purchase of marketable securities and furniture and equipment additions.

The Company has invested its cash principally in tax exempt government securities, $11.6 million of which are classified as long-term, with the remaining proceeds classified as cash and cash equivalents or short-term investments.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws.These statements include statements regarding intent, belief, or current expectations of the company and its management.These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements.Please refer to the Management's Discussion and Analysis section of the 1997 Annual Report to Shareholders, incorporated by reference into the Company's Form 10-K report for the year ended December 31, 1997, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

                          ONTRACK DATA INTERNATIONAL, INC.


PART II.  OTHER INFORMATION

     Item 1.        LEGAL PROCEEDINGS

                    None

     Item 2.        CHANGES IN SECURITIES

                    None

     Item 3.        DEFAULTS UPON SENIOR SECURITIES

                    None

     Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The Annual Meeting of Stockholders was held at Eden Prairie City Center, 8080 Mitchell Road, Eden Prairie, Minnesota, on May 21, 1998.The stockholders took the following actions:

                    (a). The stockholders elected six directors to serve for
                         one-year terms.The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                                                 VOTES
                                                  VOTES FOR      WITHHELD
                                                  ---------      --------
                         Michael W. Rogers        8,097,484      23,064
                         John E. Pence            8,097,484      23,064
                         Gary S. Stevens          8,097,484      23,064
                         Roger D. Shober          8,097,484      23,064
                         Robert M. White, Ph.D.   8,097,484      23,064
                         Richard J. Runbeck       8,097,484      23,064


                    (b). The stockholders ratified the appointment of
                         Pricewaterhouse Coopers LLP as the Company's independent auditors for fiscal 1998.8,113,669 votes were cast for the resolution; 749 votes were cast against the resolution; and shares representing 6,130 votes abstained.

     Item 5.   OTHER INFORMATION

               The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 16, 1998.Additionally, under the Company's Bylaws, to be timely a shareholder proposal must be received by the Company not more than 60 days nor more than 90 days prior to the 1999 Annual Meeting, which is expected to be held on or about May 27, 1999.If the Company receives notice of a shareholder proposal that is not timely under this provision of the Bylaws, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal; further, the proposal may be excluded from consideration at the meeting.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a). Exhibit 27.1 Financial Data Schedule

               (b). Reports on Form 8-K

                    Form 8-K was filed on July 15, 1998 relating to the change in the Company's independent accountants from Pricewaterhouse Coopers LLP to Grant Thornton LLP.

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



                              ONTRACK DATA INTERNATIONAL, INC.
                                        (Registrant)






     Date:     August 11, 1998     By:

                                   -------------------------------------
                                   Michael W. Rogers
                                   Chairman and Chief Executive Officer



     Date:     August 11, 1998     By:

                                   -------------------------------------
                                   Thomas P. Skiba
                                   Vice President & Chief Financial Officer