Form 10-Q
period 1998-09-30
ONTRACK DATA INTERNATIONAL INC
filed 1998-11-12
CIK 1022703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                            Yes X       No
                               ---         ----

Number of shares of Common Stock, $.01 par value, outstanding as of
October 31, 1998           9,682,125

                        ONTRACK DATA INTERNATIONAL, INC.
                                      INDEX

PART 1.      FINANCIAL INFORMATION                                       PAGE

     Item 1.   Condensed Consolidated Financial Statements
               (unaudited):

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997                       3

             Condensed Consolidated Statements of Income for the
             three and nine months ended September 30, 1998 and 1997        4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1998 and 1997          5

             Notes to Condensed Consolidated Financial Statements         6-7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8-12

PART II.     OTHER INFORMATION

     Item 1.   Legal Proceedings                                             13

     Item 2.   Changes in Securities                                         13

     Item 3.   Defaults Upon Senior Securities                               13

     Item 4.   Submission of Matters to a Vote of Security Holders           13

     Item 5.   Other Information                                             13

     Item 6.   Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                                   14

                                      2

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     ( IN THOUSANDS, EXCEPT SHARE AMOUNTS )

ASSETS                                                                           September 30,     December 31,
                                                                                    1998               1997
                                                                                 ------------      -----------
                                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                         $18,757          $17,315
  Short-term investments                                                              7,005           14,861
  Accounts receivable, net                                                            3,454            3,321
  Prepaid expenses and other current assets                                           2,209            2,042
                                                                                 ------------      -----------
     Total current assets                                                            31,425           37,539

  Marketable securities                                                               8,589            3,506
  Furniture and equipment, net                                                        4,295            4,080
                                                                                 ------------      -----------
     TOTAL ASSETS                                                                   $44,309          $45,125
                                                                                 ------------      -----------
                                                                                 ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $   960          $   770
  Accrued expenses                                                                    1,463            5,024
                                                                                 ------------      -----------
     Total current liabilities                                                        2,423            5,794

SHAREHOLDERS' EQUITY:

  Common stock ( 9,701,625 and 9,910,190 shares issued and
    outstanding at September 30, 1998 and December 31, 1997, respectively)               97               99

  Additional paid-in capital                                                         29,082           30,880

  Accumulated other comprehensive income                                                 21               20

  Retained earnings                                                                  12,686            8,332
                                                                                 ------------      -----------
     Total shareholders' equity                                                      41,886           39,331
                                                                                 ------------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $44,309          $45,125
                                                                                 ------------      -----------
                                                                                 ------------      -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )
                                   (UNAUDITED)

                                                                THREE MONTHS                          NINE MONTHS
                                                              ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                        ---------------------------        -----------------------------
                                                           1998              1997             1998               1997
                                                       -----------       -----------       -----------       ------------
REVENUES:
  Services                                             $     7,601       $     7,197       $    22,041        $   19,388
  Software                                                   1,470             1,795             5,003             5,819
                                                       -----------       -----------       -----------       -----------
     TOTAL REVENUES                                          9,071             8,992            27,044            25,207


COST OF REVENUES:
  Services                                                   1,626             1,140             4,380             3,067
  Software                                                     304               352               905             1,058
                                                       -----------       -----------       -----------       -----------
     TOTAL COST OF REVENUES                                  1,930             1,492             5,285             4,125
                                                       -----------       -----------       -----------       -----------
GROSS MARGIN                                                 7,141             7,500            21,759            21,082

OPERATING EXPENSES:
  Research and development                                   1,738             1,857             5,000             4,810
  Sales and marketing                                        2,282             1,988             6,424             5,701
  General and administrative                                 1,775             1,765             5,152             5,391
                                                       -----------       -----------       -----------       -----------
     TOTAL OPERATING EXPENSES                                5,795             5,610            16,576            15,902
                                                       -----------       -----------       -----------       -----------
OPERATING INCOME                                             1,346             1,890             5,183             5,180

INTEREST AND OTHER INCOME                                      569               282             1,220               784
                                                       -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAXES                                   1,915             2,172             6,403             5,964

PROVISION FOR INCOME TAXES                                     613               716             2,049             2,017
                                                       -----------       -----------       -----------       -----------
NET INCOME                                             $     1,302       $     1,456          $  4,354       $     3,947
                                                       -----------       -----------       -----------       -----------
                                                       -----------       -----------       -----------       -----------
BASIC NET INCOME PER SHARE                             $      0.13       $      0.15          $   0.44       $      0.40

DILUTED NET INCOME PER SHARE                           $      0.13       $      0.14          $   0.43       $      0.39


WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF:

  BASIC NET INCOME PER SHARE                             9,894,394         9,810,772         9,919,335         9,799,592

  DILUTED NET INCOME PER SHARE                          10,006,938        10,223,914        10,072,004        10,145,163

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( IN THOUSANDS )
                                   (UNAUDITED)

                                                                             NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                   ---------------------------
                                                                     1998               1997
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                    $  4,354           $  3,947

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                 1,671              1,387
         Changes in operating assets and liabilities:
           Accounts receivable                                         (134)              (792)
           Prepaid expenses and other assets                           (166)                23
           Accounts payable and accrued expenses                     (3,371)               371
                                                                   --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,354              4,936

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                             (1,886)            (1,583)
     Net sale (purchase) of short-term investments and
       marketable securities                                          2,773             (6,224)
     Other                                                               --                 21
                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     887             (7,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                      (2,232)                --
     Proceeds from exercise of stock options and employee
       stock purchase plan                                              433                292
                                                                   --------           --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (1,799)               292
                                                                   --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,442             (2,558)

Cash and cash equivalents, beginning of period                       17,315             22,684
                                                                   --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 18,757           $ 20,126
                                                                   --------           --------
                                                                   --------           --------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

     ONTRACK Data International, Inc. (the "Company") provides data recovery services, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; San Jose, California; Washington, DC; New York, New York; London, England; Stuttgart, Germany and Paris, France.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for 1997.

     In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations of the nine months ended September 30, 1998 are not necessarily indicative of the results for the full year.

     NET INCOME PER SHARE

     Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the earnings of the Company. The difference between the Company's basic and diluted net income per share data as presented is due to the dilutive impact from stock options whose exercise price was below the average common stock price for the respective period presented.

3.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of the other comprehensive income be reported separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The components of comprehensive income for the nine months ended September 30, 1998 and 1997 are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                       1998             1997
                                                      --------        --------
     Net income                                       $ 4,354          $ 3,947
     Foreign currency translation adjustment                1              (35)
                                                      --------        --------
     Comprehensive income                             $ 4,355          $ 3,912
                                                      --------        --------
                                                      --------        --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

TOTAL REVENUES

Total revenues for the third quarter of 1998 increased 0.9% compared to the third quarter of 1997. For the nine months ended September 30, 1998, total revenue increased 7.3% compared to the first nine months of 1997. Of the Company's third quarter and the first nine months' 1998 revenues, approximately 19.3% and 18.7%, respectively, are attributable to the Company's European operations, compared to 19.6% and 17.3% in the third quarter and first nine months of 1997.

SERVICES:

Service revenues for the third quarter of 1998 increased 5.6% compared to the third quarter of 1997. For the nine months ended September 30, 1998, service revenue increased 13.7% compared to the first nine months of 1997. The increases are due to slight increases in the number of data recovery jobs performed and in the average revenue per data recovery job.

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

Software revenues for the third quarter of 1998 decreased 18.1% compared to the third quarter of 1997. For the nine months ended September 30, 1998, software revenues decreased 14.0% compared to the first nine months of 1997. The decreases in software revenues are attributed to pricing pressure with Disk Manager from the Company's main customers, the hard drive manufacturers. The company expects this pricing pressure to continue.

GROSS MARGINS

SERVICES:

Gross margins on service revenues as a percentage of service revenues for the third quarter and nine months ended September 30, 1998 were approximately 78.6% and 80.1%, respectively, compared to 84.2% for both comparable periods of 1997. The decreases are due to the addition of data recovery and software development engineers. The Company views the addition of qualified data recovery engineers as critical to its ability to grow the data recovery business.

SOFTWARE:

Gross margins on software revenues as a percentage of software revenues for the third quarter and nine months ending September 30, 1998 were approximately 79.3% and 81.9%, respectively, compared to 80.4% and 81.8% for the comparable periods of 1997. Software gross margins are impacted by the mix of royalty revenues, which have minimal cost to the Company, and non royalty sales of the Company's products. The decrease in margin percentage in the third quarter is due to lower OEM royalty revenues.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the third quarter of 1998 decreased 6.4% compared to the third quarter of 1997 and increased 4.0% in the first nine months of 1998 compared to the same period of 1997. As a percentage of revenues, research and development expenses were 19.2% and 18.5% for the quarter and nine months ended September 30, 1998, respectively, compared to 20.7% and 19.1% of revenues for the comparable period of 1997. The reduction in research and development expenses as a percentage of revenues is due principally to reductions in the amount of incentive compensation earned. These reductions were the result of the Company not achieving certain of its financial goals during the quarter and nine months.

SALES AND MARKETING:

Sales and marketing expenses for the third quarter of 1998 increased 14.8% compared to the third quarter of 1997 and increased 12.7% in the first nine months of 1998 compared to the same period of 1997. As a percentage of revenues, sales and marketing expenses were 25.2% and 23.8% for the third quarter and nine months ended September 30, 1998, respectively, compared to 22.1% and 22.6% for the comparable periods of 1997. The increased percentages are due to increased salaries, additional marketing programs and additional marketing costs in Europe.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the third quarter of 1998 increased 0.6% compared to the third quarter of 1997 and decreased 4.4% in the first nine months of 1998 compared to the same period of 1997. As a percentage of revenues, general and administrative expenses were 19.6% and 19.1% for the third quarter and nine months ended September 30, 1998, respectively, compared to 19.6% and 21.4% for the comparable periods of 1997. The decline in general and administrative expenses for the first nine months of 1998, and in such expenses as a percentage of revenues, is due to a reduction in the amount of incentive compensation earned. These reductions were a result of the Company not achieving certain of its financial goals during the period.

INTEREST AND OTHER INCOME

The increases in interest and other income for the quarter and nine months are a result of higher interest earnings plus exchange gains due to an increase in the value of the British Pound and the German Mark against the US Dollar.

PROVISION FOR INCOME TAXES

For the nine months ended September 30, 1998, the Company provided for taxes at an effective rate of 32.0%. The effective rate is lower than the statutory rate because of the impact of tax exempt interest income earned on investments and the impact of research and development credits.

NET INCOME PER SHARE

The changes in basic and diluted net income per share for the quarter and nine months ended September 30, 1998 and 1997 are due to changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $2.4 million and $4.9 million for the nine months ended September 30, 1998 and 1997, respectively. Cash provided by and used in investment activities was primarily for the purchase of marketable securities and furniture and equipment additions.

The Company has invested its cash principally in tax exempt government securities, $8.6 million of which are classified as long-term, with the remaining proceeds classified as cash and cash equivalents or short-term investments.

STOCK REPURCHASE PROGRAM

On August 10, 1998 the Company announced that its Board of Directors had approved a stock repurchase plan, which authorized the Company to repurchase up to 500,000 shares, or approximately 5%, of its outstanding common stock. As of September 30, 1998, 280,500 shares had been repurchased under this program at a total cost of $2.2 million.

YEAR 2000 COMPLIANCE

The "Year 2000" problem concerns the inability of existing information systems to properly recognize and process date-sensitive information beyond January 1, 2000. If not corrected, these systems could fail or create erroneous information.

The Company has undertaken various initiatives to evaluate and respond to the potential impact of the Year 2000 issue on its computer and other operating systems. A Year 2000 committee has formulated a plan to address the Year 2000 issue. Under this plan, Company personnel have identified business systems that are critical to the Company's business operations that require testing. The Company has completed testing and remediation of its software products and the software and hardware used in product development. The Company is in the process of testing its internal systems, the hardware and software tools it uses in its data recovery business and the systems in its satellite offices. The Company expects this testing and any necessary remediation to be completed by December 31, 1998, except for certain systems that are being updated during the first two quarters of 1999 for reasons other than Year
2000 compliance. These systems are expected to be tested and remediated by June 1999. The Company also expects its non-information technology systems to be compliant after it moves into its new leased office space, anticipated for the third quarter of 1999.

The Company is also communicating and working with its significant vendors, customers and other business partners to minimize Year 2000 risks and protect the Company and its customers from potential service interruptions. However, the Company could be adversely affected by the failure of third parties to become Year 2000 compliant, including the risk of operational outages due to disruptions in communications or electrical service. Although the Company believes the effect of such disruptions would be localized and temporary, there is no assurance that these or other Year 2000 risks will not have a material financial impact in any future period.

The Company believes that its expenses for the Year 2000 compliance through September 30, 1998 are not material, and total expenses for compliance are not expected to exceed $100,000.

Statements in this section which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding the timetable for Year 2000 compliance, the Company's costs, the success of the Company's and others' efforts to achieve compliance, and the effects of the Year 2000 issue on the Company's future financial condition and results of operations. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including,
(i) the inherent uncertainty of the costs and timing of achieving compliance for the systems used in the Company's operations worldwide, (ii) the Company' reliance on the efforts of vendors, customers, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of its business in early 2000, and (iii) the uncertainty of the ultimate costs and consequences of any unanticipated disruption in the Company's business resulting form the failure of one of its applications or of a third party's system. The forgoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the Management's Discussion and Analysis section of the 1997 Annual Report to Shareholders, incorporated by reference into the Company's Form 10-K report for the year ended December

31, 1997, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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

                                          ONTRACK DATA INTERNATIONAL, INC.
                                                   (Registrant)

     Date: November 12, 1998          By:

                                      /s/ Michael W. Rogers
                                      ------------------------------------
                                      Michael W. Rogers
                                      Chairman and Chief Executive Officer


     Date: November 12, 1998          By:

                                      /s/ Thomas P. Skiba
                                      ------------------------------------
                                      Thomas P. Skiba
                                      Vice President & Chief Financial Officer