Form 10-K405
period 1998-12-31
ONTRACK DATA INTERNATIONAL INC
filed 1999-03-24
CIK 1022703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the Transition period from _________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1999, assuming as market value the price of $4.125 per share, the average between the high and low sale prices on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $18,500,000.

As of March 15, 1999, the Company had outstanding 9,697,234 shares of Common Stock, $.01 par value.

Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held May 20, 1999 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I
      Item 1.   DESCRIPTION OF BUSINESS.................................    3
      Item 2.   DESCRIPTION OF PROPERTY.................................    9
      Item 3.   LEGAL PROCEEDINGS.......................................    9
      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS........................................    9

PART II
      Item 5.   MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.....................................    9
      Item 6.   SELECTED FINANCIAL DATA.................................   10
      Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS...........................................   11
      Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.............................................   17
      Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   18
      Item 9.   CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE....................................   18

PART III
      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   18
      Item 11.  EXECUTIVE COMPENSATION..................................   18
      Item 12.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT........................   18
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS............................................   19
      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K.............................................   19

SIGNATURES      ........................................................   21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Ontrack Data International, Inc. ("Ontrack"), the world leader in data recovery, specializes in services and software that help a broad range of computer users access and recover their valuable data. Using hundreds of proprietary tools and techniques, Ontrack is able to recover lost or corrupted data from nearly all operating systems and types of storage devices. Ontrack performs data recoveries for Fortune 500 corporations, governmental agencies, educational and financial institutions, as well as small businesses and individuals. Ontrack also offers a do-it-yourself data recovery software product and other data access and protection software. Ontrack believes it is the only company in the world offering this complete range of data recovery products and services. The Company also markets several variations of DISK MANAGER(R), a hard disk drive installation software utility which the Company originally developed in 1985. The Company's data recovery services revenues represented approximately 81% of total revenues in 1998, with software revenues representing the balance.

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

         In an effort to prevent data loss, users may pursue one or more protective measures. The most common method is to automatically or manually back up data on a routine basis for onsite or offsite storage. Backup systems and other data protection methods have become faster, more effective and more sophisticated in recent years, and computer users have invested heavily in faster drives and storage systems in an attempt to prevent data loss. Now many backup systems, such as disk array (RAID) systems, involve distribution of data across corporate networks to minimize loss in case of a hardware or software failure. Other methods of protecting data include securing access to computer equipment, implementing anti-virus procedures, and developing disaster recovery plans for floods, fires and other natural disasters. All of these methods may be helpful in reducing the likelihood of data loss in certain instances, and the use and effectiveness of these methods is likely to increase in future years. However, these methods are not used by all computer users, and they have not been able to prevent a wide variety of data loss situations from occurring and may not represent a cost-effective alternative.

         When users experience data loss, they generally first determine whether a backup has been made and, if so, whether it is current, easily accessible and functional. If not, the users will seek assistance from the nearest perceived computer expert, which may include an MIS department or other corporate personnel, a local computer store or a third party computer maintenance provider. In many cases, these people do not have the specialized training, software or equipment necessary to recover lost data, and their attempts to recover the data can actually exacerbate the data loss and hinder the data recovery. If these recovery efforts are unsuccessful, users are often informed or conclude that the data loss is "terminal" and that the data is not recoverable. In many cases, however, the lost data can be recovered by a properly trained and equipped data recovery specialist.

DATA RECOVERY SERVICES AND PRODUCTS

         Ontrack provides data recovery services and products to address a wide variety of data loss situations. Ontrack has the ability to recover data stored in nearly all types of storage media and operating systems, regardless of the sophistication or age of the storage media or the operating system.

         Customers worldwide can call Ontrack's customer service representatives to report a data loss. The customer service representative discusses the data loss situation with the customer and describes the availability of TIRAMISU(TM) software and the Company's service options, including an estimated cost range. In most cases, the customer ships the hard disk drive or other storage media by overnight courier to one of the Company's facilities. Remote Data Recovery and onsite service options are also available. The Company's data recovery engineers perform a thorough diagnostic evaluation to determine the nature and cause of the data loss, the quantity of data that can be recovered, and the prescribed course of data recovery. If the specified data cannot be recovered, Ontrack returns the storage media to the customer. If the specified data is recoverable, the sales representative quotes a specific price. If the customer elects to proceed, the Company performs the recovery using one or more of Ontrack's data recovery tools. These tools include numerous proprietary software programs and specialized devices, fixtures and other equipment. The Company stores the recovered data on the medium of the customer's choice, returns the data along with the customer's original equipment and invoices the customer.

         The Company introduced Remote Data Recovery(TM) ("RDR") in January 1998. RDR works in conjunction with ONTRACK DATA ADVISOR(TM) (Data Advisor), a freeware diagnostic software product which the Company developed. Data Advisor analyzes file systems and structures, system memory and the hard drive's ability to read stored data. When a data loss occurs, Data Advisor can be used to diagnose the problem quickly and provide the computer user with a recommendation on how to proceed.

         The Company acquired the TIRAMISU(TM) product line in December 1998 from the German company Plug'n Play Computerberatung GbR. TIRAMISU(TM) is sold primarily over the Internet. Ontrack is expanding promotion of the software and is integrating the product line into its wide array of data recovery solutions. TIRAMISU(TM) is effective in cases where the lost data is relatively easy to recover and does not require the expertise of a data recovery engineer. TIRAMISU(TM) provides risk-free reconstruction of data in many cases where the recovery requires rebuilding system software to access the data.

         Ontrack also offers services in related areas such as computer evidence services for both civil and criminal cases. These services assist customers in obtaining evidence from computer systems, such as files that other parties attempted to delete or overwrite, as well as in confirming that certain files were created, modified, deleted, copied or destroyed. Company employees also testify as expert witnesses on computer data-related issues.

         The Company plans to use its technical and cash resources to undertake initiatives to grow its revenues. Ontrack intends to diversify its current business into markets adjacent to its core data recovery business where its knowledge of data storage and its technologies are needed. This may include the development of new products or acquisitions of new products and services, especially in the home and small office/home office markets. Ontrack will also continue to support the introduction of TIRAMISU(TM) do-it-yourself data recovery software products, which give Ontrack a low cost, low end data recovery solution. Ontrack also plans to extend its remote data recovery capability to NT and Netware, giving it the capability to do remote data recoveries on larger server based networks and enhancing its leadership position in the high end market. By further expanding its suite of services and software, the Company hopes to further distinguish itself from its competitors. The Company also hopes this expansion will improve the results of its strategic relationships with large corporations, third party computer maintenance service organizations and other organizations that agree to refer data recovery opportunities to the Company and desire more Ontrack products they can offer to their customers.

COMMERCIAL SOFTWARE PRODUCTS

         The Company's commercial software products represented 19% of the Company's total revenues for 1998. The Company's principal software product is DISK MANAGER(R), accounting for 92% of software revenues in 1998.

         DISK MANAGER(R) is a hard disk drive installation and partitioning utility for personal computers. DISK MANAGER(R) optimizes storage capacity on a wide range of hard disk drives and facilitates the process of installing replacement or upgrade drives by linking operating system software with the drives. Since DISK MANAGER(R) was developed in 1985, the Company has developed new versions of the program for computers using MS-DOS, Windows, Windows 95, Windows NT, OS/2 and Macintosh operating systems. DISK MANAGER(R) is generally sold on an original equipment manufacturer ("OEM") basis through hard disk drive manufacturers. By bundling the program with their hard disk drives, these OEMs are able to reduce their customer's need for technical support and increase the probability of a successful installation.

         DISK MANAGER(R) continues to be profitable for the Company; however, competition is creating pricing pressures that are expected to continue. As described above, the Company also markets and supports the TIRAMISU(TM) data recovery software product it acquired in December 1998. The Company expects to continue in the software business, with a focus on data recovery and protection products that will be complementary with the data recovery business.

RESEARCH AND DEVELOPMENT

         The Company's staff of 48 software developers continually develop and update the Company's data recovery tools and commercial software products. In addition, in the performance of data recovery services, the Company's data recovery engineers collaborate with the software developers in creating new tools and procedures. The Company will devote additional software development resources to developing new software products related to the data recovery and protection business.

SALES AND MARKETING

         The Company has historically generated a large proportion of its data recovery services revenue as a result of general name recognition, referrals from existing customers and disk drive manufacturers and advertising. The Company believes it must expand and change its marketing efforts to achieve growth in the data recovery business. The Company continues to develop and support its Web site and will focus on Internet-related marketing. The TIRAMISU(TM) software product is principally marketed over the Internet and the Company hopes to develop further products that will serve the needs of a range of potential customers visiting the Web site.

         The Company has dedicated sales and marketing resources to obtain relationships with other computer service companies which would offer the Company's data recovery services to their customers as part of their service offerings. The Company has developed a referral relationship with CompUSA and will continue to focus on computer retailers as a source of referrals. In addition, the Company advertises its services and products through direct mail, periodicals and trade journals and participates in selected industry trade shows.

         The Company also markets DISK MANAGER(R) through its sales force, which attempts to maintain and expand relationships with hard disk drive manufacturers and other corporate partners for sales on an OEM basis.

CUSTOMERS

         The Company provides data recovery services to a broad range of customers, including Fortune 500 companies, governmental agencies, educational and financial institutions, as well as small businesses and individuals. The Company believes a greater proportion of its sales will come from small businesses and individuals as it increases its focus on sales of do-it-yourself software and remote data recovery.

         The Company's software products are sold principally on an OEM basis to hard disk drive manufacturers. Historically sales of software products to individual OEMs have varied from period to period and there can be no assurance that such deviations will not continue.

         No single customer accounted for 10% or more of the Company's revenues in 1996, 1997 or 1998.

COMPETITION

         The data recovery market is currently served by a large number of relatively small, independent service providers. Competition among these firms is intense and barriers to entry are low for competitors seeking to offer data recovery services. A large number of new, relatively small, data recovery companies have entered the marketplace in recent years. The Company believes that the primary competitive factors in the data recovery business are name recognition, the effectiveness of the data recovery services, the ability to operate within a large number of operating environments with a variety of storage media, the timeliness of the services, the number of emergency and custom services provided, and cost. The Company believes that its broad product and service line, its experience with data storage, its substantial investment in personnel, its data recovery tools and its remote data recovery capabilities provides it with a significant competitive advantage.

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

PROPRIETARY TECHNOLOGY

         The Company currently relies on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other methods to protect its proprietary technology. In addition, the Company has applied for patents in the United States and certain other countries relating to technology used in Remote Data Recovery(TM). In July 1998, the Company also filed a U.S. patent application covering technology for remote virus scanning and repair. There can be no assurance that any meaningful patent protection will result from these patent applications and/or that systems or methods disclosed in the patent applications do not infringe any third party patents or copyrights. There can be no assurance that any future patents acquired by Ontrack will be of sufficient scope or strength to provide meaningful protection of its products and technologies. In addition, the Company's proprietary technology involves the use of copyrightable material such as computer software. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's products and processes or to reverse engineer or obtain and use information that the Company regards as proprietary. Ontrack also relies on proprietary processes and techniques, materials expertise and trade secrets applicable to the computer data recovery industry. Ontrack believes that these proprietary rights may provide it with a competitive advantage as important, if not more important, to Ontrack as patent protection. There can be no assurance that protective measures taken by Ontrack will provide Ontrack with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure.

COMPANY OFFICES

         The Company's main office is in Minneapolis, Minnesota. In addition, the Company has offices in Los Angeles, Washington, D.C., San Jose, California, New York, London, England, Stuttgart, Germany, and Paris, France. Each of the Company's facilities has stand alone data recovery capabilities, except for the Paris office, which is strictly a sales office. The Company also offers data recovery, data conversion and consulting services in Japan through a licensing arrangement with Y-E Data, a subsidiary of Yaskawa Electric, Inc., a major technology company.

EMPLOYEES

         As of March 1, 1999, the Company had a total of 303 full time employees, including 105 in data recovery engineering, 48 in software development, 82 in sales and marketing, 9 in customer support and 59 in administration and finance. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes its employee relations are good.

         The success of the Company depends in large part upon the ability of the Company to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

Name                  Age       Position
----                  ---       --------

Michael W. Rogers      43       Chairman and Chief Executive Officer

Lee B. Lewis           52       President and Chief Operating Officer

Gary S. Stevens        42       Senior Vice President, Engineering and Director

Thomas P. Skiba        43       Vice President and Chief Financial Officer

John M. Bujan          54       General Counsel and Secretary

Stuart J. Hanley       38       Vice President, Worldwide Operations

         MICHAEL W. ROGERS has served as Chief Executive Officer of the Company since 1986 and as Chairman since 1989. Additionally, Mr. Rogers has served as a Director of the Company since 1985 and from 1989 to May 1996 as Chief Financial Officer. From 1980 to 1985, Mr. Rogers was employed by Control Data Corporation ("CDC"), where he held several software engineering positions.

         LEE B. LEWIS has served as President and Chief Operating Officer since February 1999. From 1993 to 1998, Mr. Lewis was employed by Ancor
Communications, Inc., most recently as Vice President, Administration. From 1982 to 1993 Mr. Lewis was employed by Magnetic Data, Inc. in various positions, most recently as Vice President/General Manager of the Minnesota Division.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company maintains its headquarters in Minneapolis in approximately 47,900 square foot leased facilities. The Company has signed a lease for new facilities of approximately 62,200 square feet which begins in August, 1999 and runs to August, 2009. The Company also leases approximately 7,200 square feet of space in Los Angeles under a lease expiring in July 2001; approximately 7,800 square feet of space in Washington, D.C. under a lease that expires in June 2003; approximately 4,600 square feet of space in San Jose, California under a lease expiring in September 1999; and approximately 6,000 square feet of space in the New York metropolitan area under a lease which expires in July 2001.

         The Company also leases approximately 5,600 square feet of space which expires in November 2005 and another 5,200 square feet of space which expires in April 2008 for its office in London. Additionally, approximately 8,600 square feet of space is leased for its office in Stuttgart under a lease which expires in October 2001 and approximately 500 square feet of space in Paris office under a lease which expires in March, 1999.

         The Minneapolis, Washington, D.C., New York and Stuttgart leases each have a three-to-five year option for extension. The Paris lease offers month-to-month extension option.

ITEM 3. LEGAL PROCEEDINGS

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company trades in the NASDAQ National Market under the symbol "ONDI". As of March 15, 1999, the Company had approximately 3,293 shareholders.

         High and low closing quarterly sale prices for 1998 and 1997 were as follows:

           First Quarter    Second Quarter     Third Quarter    Fourth Quarter
           -------------    --------------     -------------    --------------
1998
----

High          $21.88            $18.25            $14.00             $9.63

Low           $14.25            $11.94             $6.63             $6.38

1997
----

High          $19.63            $23.00            $25.50            $27.75

Low           $13.13            $14.25            $17.25            $18.50

         The Company paid no dividends in 1997 and 1998 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain any future earnings for use in business development.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)


                                                          Year Ended December 31,
                                          ---------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA:      1998        1997        1996        1995         1994
                                            ----        ----        ----        ----         ----
Service revenues                          $ 29,205    $ 26,689    $ 19,654    $ 12,048     $  8,000

Software revenues                            6,636       8,560       7,109       5,097        3,734

Total revenues                              35,841      35,249      26,763      17,145       11,734

Gross margin                                28,512      29,491      22,241      14,079        9,468

Operating expenses                          22,531      22,091      17,609      10,614        7,920

Operating income                             5,981       7,400       4,632       3,465        1,548

Net income                                   5,198       5,656       3,124       2,205        1,505

Net income per share - diluted            $   0.52    $   0.56      $0 .38    $   0.28     $   0.19

                                                                December 31,
                                          ---------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:            1998        1997        1996        1995         1994
                                            ----        ----        ----        ----         ----

Cash, cash equivalents and short-term
marketable securities                     $ 33,596    $ 32,176    $ 22,684    $  2,028     $  2,024

Working capital                             35,914      31,745      22,198       2,896        2,090

Total assets                                46,449      45,125      36,635       6,861        4,521

Total liabilities                            3,669       5,794       4,229       1,753        1,570

Convertible Redeemable Preferred Stock          --          --          --       5,231        4,924

Total shareholders' equity (deficit)      $ 42,780    $ 39,331    $ 32,406    $   (123)    $ (1,973)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Service revenues are derived principally from the performance of data recovery services. The principal factors affecting service revenues are the number and type of data recovery jobs the Company performs during the period. The Company's service revenues are dependent on the occurrence of numerous isolated data loss events and on potential customers' decisions to use the Company's services when a data loss occurs.

         Software revenues are derived principally from royalties on the use of DISK MANAGER(R) by hard disk drive OEMs in their disk drive products sold through distribution channels. The market in which the OEMs are selling their products is becoming increasingly cost competitive. They are faced with offering products with increased storage capacity while being unable to increase the price of their products. Consequently these OEMs are extremely cost conscious when it comes to third party software products that are bundled with their drives. Therefore although DISK MANAGER(R) continues to be used in greater quantities, the price per unit charged to the OEMs has been decreasing rapidly.

         International revenues consist of data recovery services from the Company's wholly owned subsidiaries in London, England, Stuttgart, Germany, Paris, France and royalties from the license of the Company's data recovery technology in Japan to Y-E Data, a Japanese company. Total international revenues were 22%, 20% and 17% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

         Service revenues increased 9% to $29.2 million in 1998 from $26.7 million in 1997. This compares to growth in service revenue of 35% from 1996 to 1997. Historically, the Company had seen consistent growth in its service revenues. However, beginning in the fourth quarter of 1997 and continuing throughout 1998, the Company's service revenues have been flat. Quarterly service revenues for the past six quarters have been as follows (in millions):

     1997                                1998
--------------        ------------------------------------------
 Q3         Q4         Q1          Q2           Q3           Q4
----      ----        ----        ----         ----         ----
$7.2      $7.3        $7.2        $7.2         $7.6         $7.2

The Company believes the factors contributing to the lack of growth in its data recovery service business include the following:

* The number of data recovery opportunities at the high end of the market has declined as a result of investments by potential customers in storage and back-up technologies.

* There has been an increase in the number of small companies performing low end data recovery services. Although the technology of these companies does not match that of Ontrack, they have had a negative impact upon service revenue growth.

* Ontrack has not had a service or product for customers who preferred a low cost, do-it-yourself solution to data loss, and many potential customers looked elsewhere for a solution.

In 1999 the Company plans to undertake several initiatives in order to grow its revenues, including diversification of its current business and promotion of its do-it-yourself data recovery software product and remote data recovery business. There is no assurance that the Company's strategies to enhance its growth in service revenues will be successful in the near term, or at all.

         Software revenues decreased 23% to $6.6 million in 1998 from $8.6 million in 1997. DISK MANAGER(R) is the Company's principal software product and comprised 92% and 87% of software revenue in 1998 and 1997. The decrease in DISK MANAGER(R) revenue was attributed to lower per unit prices for DISK MANAGER(R) charged by the Company due to pricing pressure from the OEMs. The Company expects this situation to continue and expects 1999 revenues from DISK MANAGER(R) to decline further.

GROSS MARGINS

Services:

         Gross margins on service revenues were 79% in 1998 compared to 83% in 1997. In 1997 the Company decided that in order to support the growth in service business that it anticipated, it needed to add people and expand geographically. Accordingly, in late 1997 and 1998, the Company opened new offices in San Jose, California, the New York City area, and Paris, France. These new offices required additional staff and along with headcount expansions in its other locations, resulted in the Company's worldwide headcount growing from 236 in January, 1997 to 293 in January, 1998, to 311 by the end of December, 1998. These increases coupled with slower growth in service revenues caused the Company's service gross margin percentage to decline to 76% in the 4th quarter of 1998.

         The Company expects service margin percentages to remain at or below the percentage experienced in the fourth quarter of 1998 until the strategies discussed earlier produce incremental growth in service revenues.

Software:

         Gross margins on software revenues were 81% in 1998 compared to 84% in 1997. The decreased percentage was attributed to lower per unit prices on royalty revenues. As revenues from DISK MANAGER(R) software continue to decline, the Company expects its software margin percentage also to decline.

         In December, 1998 the Company purchased the TIRAMISU(TM) software product line, as described above. The purchase price of $2.1 million was recorded as capitalized software on the Company's balance sheet. This asset will be amortized into cost of sales over the life of the software, which will reduce the 1999 margin percentage for the software business from historical levels.

OPERATING EXPENSES

Research and Development:

         Research and development expenses decreased 6% to $6.5 million in 1998 from $6.9 million in 1997. As a percentage of revenue, research and development expenses were 18% in 1998 and 20% in 1997. The decline was due principally to lower incentive compensation, as the Company did not achieve its targeted revenue and profit goals.

         The Company's research and development efforts are expended primarily in four main areas: the development of new data recovery tools and techniques, the development and continued expansion of its remote data recovery capabilities, continued upgrading and maintenance of its primary software product, DISK MANAGER(R), and research into new products and services. The Company expects to allocate more of its research and development resources towards the development of new products and services in future periods.

Sales and Marketing:

         Sales and marketing expenses increased 14% to $9.0 million in 1998 from $7.9 million in 1997. As a percentage of revenues, sales and marketing expenses were 25% in 1998 and 23% in 1997. The increase in sales and marketing dollars was due to three main factors: 1) efforts to increase the Company's base of corporate and service partners who refer data loss situations to the Company, 2) efforts to obtain awareness of the Company's remote data recovery capabilities,
3) increased efforts in Europe with the Stuttgart, Germany office's first full year of operations and the opening of a sales office in Paris, France. The increase in such expenses as a percentage of sales was due to the lower than anticipated increase in service revenues and decline in software revenues.

General and Administrative:

         General and administrative expenses decreased 3% to $7.0 million in 1998 from $7.2 million in 1997. As a percent of revenues, general and administrative expenses were 20% in 1998 and 21% in 1997. The decreases arose principally from lower incentive compensation due to the Company not achieving its targeted revenue and profit goals.

INTEREST AND OTHER INCOME

         Interest and other income increased to $1.5 million in 1998 from $1.1 million in 1997. The increase was due to increased cash and marketable securities balances throughout 1998 compared to 1997.

PROVISION FOR INCOME TAXES

         The Company's effective tax rate was 31% in 1998 compared to 34% in 1997. The decrease in the rate for 1998 was due principally to tax exempt interest earnings being a higher percentage of pre-tax income in 1998 compared to 1997. Corporate statutory tax rates in England approximated those in the United States for these periods while the German statutory tax rate for 1998 was approximately 42%.

DILUTED NET INCOME PER SHARE

         Diluted net income per share decreased 7% to $0.52 in 1998 from $0.56 in 1997. The decrease was due to lower net income.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

TOTAL REVENUES

         The Company's total revenues increased 31% to $35.2 million in 1997 from $26.8 million in 1996.

Services:

         Service revenues increased 36% to $26.7 million in 1997 from $19.7 million in 1996. The increase was due to more data recovery jobs being performed on a worldwide basis. The increase in jobs was a result of an increased awareness by computer users of the Company's services as well as the addition of new data recovery facilities that opened in Stuttgart, Germany in November, 1996 and San Jose, California in September, 1997.

Software:

         Software revenues increased 21% to $8.6 million in 1997 from $7.1 million in 1996. DISK MANAGER(R) comprised 87% and 85% of software revenue in 1997 and 1996, respectively. The increase in DISK MANAGER(R) revenue was attributed to higher volumes of shipments of hard disk drives by the Company's customers who include copies of DISK MANAGER(R). These volume increases were partially offset by lower per unit prices for DISK MANAGER(R) charged by the Company.

GROSS MARGINS

Services:

         Gross margins on service revenues were 83% in 1997 compared to 86% in 1996. The decrease in gross margin percentage in 1997 was principally due to costs relating to the new offices in Germany and San Jose as well as the addition of additional engineering personnel. The Company views the addition of qualified engineers as critical to its growth strategy in order to support growth in the data recovery business.

Software:

         Gross margins on software revenues were 84% in 1997 compared to 76% in 1996. The improved gross margin percentage was attributed to the increase in royalty revenue as a percent of total software revenues, which involve minimal costs to the Company. Future gross margins in the software business will continue to be impacted by the mix of royalty and non-royalty revenues.

OPERATING EXPENSES

Research and Development:

         Research and development expenses increased 35% to $6.9 million in 1997 from $5.1 million in 1996. The increase was due to the addition of software developers and data recovery engineers who perform research and development activities. Also contributing to the increase was completion in 1997 of the development of a new process to provide diagnostic and data recovery services on a remote basis. As a percentage of revenue, research and development expenses were 20% in 1997 and 19% in 1996. Research and development expenses, and such expenses as a percentage of revenues, may fluctuate in the future as the Company identifies and responds to such market opportunities as remote data recovery services, or as necessary to respond to new technologies that pose challenges in the data recovery and software businesses.

Sales and marketing:

         Sales and marketing expenses increased 11% to $7.9 million in 1997 from $7.1 million in 1996. As a percentage of revenues, sales and marketing expenses were 23% in 1997 and 26% in 1996. The decrease in percentage was due principally to 1996 being a year of investing heavily in additional sales and marketing personnel to support the anticipated growth in service revenue. Additional investments were not made to the same extent in 1997. The decreased percentage was also partially due to the 21% increase in software revenue. Software revenue is reliant principally on shipments of hard drives by the Company's customers and is not directly influenced by the Company's sales and marketing activities.

General and Administrative:

         General and administrative expenses increased 31% to $7.2 million in 1997 from $5.5 million in 1996. As a percent of revenues, general and administrative expenses were 21% in both 1997 and 1996. The increase in dollars spent was due in part to costs incurred in connection with the opening of the Company's new offices in Stuttgart, Germany and San Jose, California as well as the cost of being a public company for a full year in 1997.

INTEREST AND OTHER INCOME

         Interest and other income increased to $1.1 million in 1997 from $0.3 million in 1996. The increase was due to increased cash and marketable securities balances, resulting from the Company's initial public offering completed in October, 1996 and from cash flows generated from its operations.

PROVISION FOR INCOME TAXES

         The Company's effective tax rate was 34% in 1997 compared to 37% in 1996. The decrease in the rate for 1997 was due principally to the cash received from the Company's initial public offering being invested in tax-exempt securities. Corporate statutory tax rates in England approximated those in the United States for these periods while the German statutory tax rate for 1997 was approximately 42%.

DILUTED NET INCOME PER SHARE

         Diluted net income per share increased 47% to $0.56 in 1997 from $0.38 in 1996. The increase was due to higher net income, partially offset by increases in weighted average shares outstanding resulting from the Company's initial public offering in October, 1996.

YEAR 2000

         The "Year 2000" problem concerns the inability of existing information systems to properly recognize and process date-sensitive information beyond January 1, 2000. If not corrected, these systems could fail or create erroneous information. The Company has undertaken various initiatives to evaluate and respond to the potential impact of the Year 2000 issue on its computer and other operating systems. A Year 2000 committee has formulated a plan to address the Year 2000 issue. Under this plan, Company personnel have identified business systems that are critical to the Company's business operations that require testing. The Company has completed testing and remediation of its software products and the software and hardware used in product development. The Company is in the process of testing its internal systems, the hardware and software tools it uses in its data recovery business and the systems in its satellite offices. The Company has completed this testing and necessary remediation, except for certain systems that are being updated during the first two quarters of 1999 for reasons other than Year 2000 compliance. These systems are expected to be tested and remediated by June 1999. The Company also expects its non-information technology systems to be compliant after it moves into its new leased office space, anticipated for the third quarter of 1999.

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

         After assessing the information received from vendors, customers and other business partners, and evaluating the completion of its Year 2000 project, the Company will develop contingency plans if appropriate. It is anticipated that these plans will be developed by the fall of 1999.

         The Company believes that its expenses for the Year 2000 compliance through December 31, 1998 are not material, and total expenses for compliance are not expected to exceed $100,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows from operations were $4.8 million in 1998, $8.3 million in 1997, and $5.4 million in 1996. Net income, depreciation and changes in the Company's current assets and current liabilities principally drive cash generated from operations.

         Cash used in investing activities were primarily for purchases of marketable securities and furniture and equipment. Additions to furniture and equipment were $2.1 million in 1998, $2.3 million in 1997, and $2.9 million in 1996. The Company expects capital expenditures to increase in 1999 when it moves to its new corporate headquarters in the third quarter. Further, in 1998 the Company purchased the do-it-yourself data recovery software product line, TIRAMISU(TM), for $2.1 million in cash.

         In 1998 the Company repurchased 302,500 shares of its common stock in the open market at a total cost of $2.4 million. The Board of Directors has authorized the repurchase of up to another 197,500 shares in the open market at management's discretion.

         In October, 1996 the Company completed an initial public offering which resulted in net proceeds to the Company of $23.8 million.

         At December 31, 1998 the Company has a total of cash, cash equivalents, short-term investments and long term investments of $34.3 million, the majority of which is invested in taxable and tax-exempt government marketable securities. The Company expects to seek opportunities to expand its business through acquisitions; however, there are currently no commitments, agreements or understandings for any such acquisitions. See "Business - Data Recovery Products and Services."

         The Company expects that its current cash and marketable securities balances along with cash generated from its operations will be adequate to meet its capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Information included in this Form 10-K which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-K constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and the Company must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) the Company intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) the Company's software revenues depend on disk drive shipments by OEM's and trends in the disk drive industry which the Company cannot control; (5) addressing the Year 2000 issue may involve greater cost or delay than anticipated by the Company, and some parts of the solution will depend on the efforts of third parties; and (6) the Company depends to a large degree on its ability to attract and retain technical personnel.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has three foreign subsidiaries, located in England, Germany, and France and generates approximately 22% of its revenues outside of North America. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business. The impact of the stronger U.S. dollar on the translation of foreign currency-denominated sales and related gross profit thereon was not material in 1998 and 1997.

         The Company experiences foreign currency gains and losses, which are reflected in the Company's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts. The net exchange gain or loss arising from this was not material in 1998, 1997 and 1996. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

         The Company's net investment in its foreign subsidiaries was $798,000 and $299,000 at December 31, 1998 and 1997 translated into U.S. dollars using the year end exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheet of the Company as of December 31, 1998, and related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the year then ended December 31, 1998, the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants. The Consolidated Balance Sheet of the Company as of December 31, 1997, and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the two years then ended and notes thereto have been audited by PricewaterhouseCoopers LLP, independent accountants. These consolidated financial statements begin on page F-1, following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the Company's 1999 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding the executive officers of the Company is included under "Business" in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth in the 1999 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the 1999 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth in the 1999 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit
Number     Description
-------    -----------

2.1 Asset Purchase Agreement dated December 14, 1998 between the Company and Plug'n Play Computeraberatung GbR.
3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (File No. 333-05470C) as declared effective by the Commission on October 21, 1996 (the "Form SB-2")).
3.2        Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Form
           SB-2).
10.1 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form SB-2) and Amendment dated January 27, 1999 (filed with this Form 10-K).
10.2       Employee Stock Purchase Plan (incorporated by reference to Exhibit
           10.2 to the Form SB-2).
10.3       Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
           10.3 to the Form SB-2).
10.4 License Agreement dated November 17, 1994 between the Company and Y-E Data, Inc. (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.5 Lease for Minneapolis, Minnesota offices between the Company and Metropolitan Life Insurance Company dated November 2, 1988, as amended by Amendment to Lease dated August 28, 1989, Amendment #2 dated January 8, 1990, Amendment to Lease dated December 5, 1991, Amendment to Lease dated December 14, 1993, Second Amendment to Lease dated November 22, 1994 and Third Amendment to Lease dated as of January 30, 1996 (incorporated by reference to Exhibit 10.6 to the Form SB-2).
10.6 Stock Transfer Agreement dated July 16, 1996 by and among Michael W. Rogers, Gary S. Stevens, John E. Pence, Rogers Family L.P., Stevens Family L.P. and Pence Family L.P. (incorporated by reference to
           Exhibit 10.7 to the Form SB-2).
10.7 Employment Agreement dated August 6, 1996 between the Company and Michael W. Rogers. (incorporated by reference to Exhibit 10.8 to the Form SB-2).
10.8 Employment Agreement dated August 6, 1996 between the Company and Gary S. Stevens (incorporated by reference to Exhibit 10.9 to the Form SB-2).
10.9 Employment Agreement dated August 6, 1996 between the Company and John E. Pence (incorporated by reference to Exhibit 10.10 to the Form SB-2).
10.10      Letter Agreement dated April 11, 1996 between the Company and Thomas
           P. Skiba (incorporated by reference to Exhibit 10.11 to the Form
           SB-2).
10.11      Letter Agreement dated February 28, 1996 between the Company and John
           M. Bujan (incorporated by reference to Exhibit 10.12 to the Form
           SB-2).
10.12 Commercial Note, Revolving Loan Agreement, Security Agreement and Arbitration Agreement, each dated as of July 31, 1996, between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.15 to the Form SB-2) and amendment dated August 18, 1998 (filed with this Form 10-K).

10.13 Form of License Agreement with OEM Customers (incorporated by reference to Exhibit 10.16 to the Form SB-2).
10.14      Letter Agreement dated February 9, 1999 between the Company and Lee
           B. Lewis.
10.15 Consulting Agreement dated September 21, 1998 between the Company and Roger Shober.
10.16 Lease Agreement dated September 21, 1998 between Liberty Property Limited Partnership and the Company for new Company offices, as amended by First Amendment to Lease dated January 26, 1999.
21.1       Subsidiaries of the Company
23.1       Consent of Grant Thornton LLP
23.2       Consent of PricewaterhouseCoopers LLP
24.1       Power of Attorney, included in the Signature Page
27.1       Financial Data Schedule


(b)        Reports on Form 8-K.   None.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1999.

                                       ONTRACK DATA INTERNATIONAL, INC.


                                       By/s/ Michael W. Rogers
                                         --------------------------------------
                                         Michael W. Rogers, Chairman and
                                          Chief Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities indicated, on March 24, 1999.

Signature                       Title
---------                       -----

/s/ Michael W. Rogers           Chairman and Chief Executive
-----------------------         Officer (principal executive officer)
Michael W. Rogers


/s/ Thomas P. Skiba             Vice President and Chief Financial Officer
-----------------------         (principal financial and accounting officer)
Thomas P. Skiba


/s/ Gary S. Stevens             Senior Vice President, Engineering and Director
-----------------------
Gary S. Stevens


/s/ Roger D. Shober             Director
-----------------------
Roger D. Shober

------------------------        Director
Robert M. White, Ph.D.


/s/ Richard J. Runbeck          Director
------------------------
Richard J. Runbeck


/s/ John E. Pence               Director
------------------------
John E. Pence

                        CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants - Grant Thornton LLP..    F-2

Report of Independent
        Accountants - PricewaterhouseCoopers LLP.........................    F-3

Consolidated Balance Sheets - December 31, 1998 and 1997.................    F-4

Consolidated Statements of Income - Years Ended December 31,
       1998, 1997 and 1996...............................................    F-5

Consolidated Statements of Shareholders' Equity -
       Years Ended December 31, 1998, 1997 and 1996......................    F-6

Consolidated Statements of Cash Flow - Years Ended December 31,
       1998, 1997 and 1996...............................................    F-7

Notes to Consolidated Financial Statements...............................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
 and Shareholders of
 ONTRACK Data International, Inc.
 and subsidiaries

We have audited the accompanying consolidated balance sheet of ONTRACK Data International Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ONTRACK Data International Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ Grant Thornton LLP
Minneapolis, Minnesota
February 3, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Shareholders of
 ONTRACK Data International, Inc.


In our opinion, the consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows as of and for each of the two years in the period ended December 31, 1997 present fairly, in all material respects, the financial position, results of operations and cash flows of ONTRACK Data International, Inc. and its subsidiaries as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of ONTRACK Data International, Inc. for any period subsequent to December 31, 1997.





/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 4, 1998

                        ONTRACK DATA INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    DECEMBER 31
                                                                             ------------------------
ASSETS                                                                          1998          1997
                                                                             ------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   14,724    $   17,315
   Marketable securities                                                         18,872        14,861
   Accounts receivable, net                                                       3,759         3,321
   Deferred income taxes and other current assets                                 2,228         2,042
                                                                             ----------    ----------

         TOTAL CURRENT ASSETS                                                    39,583        37,539

Furniture and equipment, net                                                      4,019         4,080
Capitalized software, net                                                         2,131            --
Long-term marketable securities                                                     716         3,506
                                                                             ----------    ----------

         TOTAL ASSETS                                                        $   46,449    $   45,125
                                                                             ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $      782    $      770
   Accrued income taxes                                                             810         1,019
   Other accrued expenses                                                         2,077         4,005
                                                                             ----------    ----------

         TOTAL CURRENT LIABILITIES                                                3,669         5,794

COMMITMENTS AND CONTINGENCIES                                                        --            --

SHAREHOLDERS' EQUITY:
  Preferred stock; $.01 par value; 1 million shares authorized; no shares
    issued or outstanding                                                            --            --

  Common stock; $.01 par value; 25 million shares authorized; 9,697,234 and 9,910,190 shares issued and outstanding at December 31, 1998 and
    1997                                                                             97            99

  Additional paid-in capital                                                     29,131        30,880

  Cumulative translation adjustment                                                  22            20

  Retained earnings                                                              13,530         8,332
                                                                             ----------    ----------

         TOTAL SHAREHOLDERS' EQUITY                                              42,780        39,331
                                                                             ----------    ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   46,449    $   45,125
                                                                             ==========    ==========


        The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31
                                       -----------------------------------------------
                                            1998             1997             1996
                                       -------------    -------------    -------------
REVENUES:
  Services                             $      29,205    $      26,689    $      19,654
  Software                                     6,636            8,560            7,109
                                       -------------    -------------    -------------

        Total revenues                        35,841           35,249           26,763

COST OF REVENUES:
  Services                                     6,064            4,415            2,804
  Software                                     1,265            1,343            1,718
                                       -------------    -------------    -------------

        Total cost of revenues                 7,329            5,758            4,522
                                       -------------    -------------    -------------

GROSS MARGIN                                  28,512           29,491           22,241

OPERATING EXPENSES:
  Research and development                     6,499            6,922            5,052
  Sales and marketing                          9,023            7,934            7,077
  General and administrative                   7,009            7,235            5,480
                                       -------------    -------------    -------------

        Total operating expenses              22,531           22,091           17,609
                                       -------------    -------------    -------------

OPERATING INCOME                               5,981            7,400            4,632

Interest and other income                      1,523            1,115              292
                                       -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                     7,504            8,515            4,924

Provision for income taxes                     2,306            2,859            1,800
                                       -------------    -------------    -------------

NET INCOME                             $       5,198    $       5,656    $       3,124
                                       =============    =============    =============
NET INCOME PER SHARE
     BASIC                             $        0.53    $        0.58    $        0.46
     DILUTED                           $        0.52    $        0.56    $        0.38

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                 9,860,033        9,815,657        6,791,231
     DILUTED                              10,020,266       10,105,054        8,219,180


        The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                    RETAINED
                                                  COMMON STOCK         ADDITIONAL    CUMULATIVE     EARNINGS
                                           -------------------------    PAID-IN      TRANSLATION  (ACCUMULATED
                                              SHARES       AMOUNT        CAPITAL     ADJUSTMENTS     DEFICIT)       TOTAL
                                           -----------   -----------   -----------   -----------   -----------   -----------
Balances at January 1, 1996                      6,000   $        60   $        --   $        34   $      (217)  $      (123)

Accrued dividends on Convertible
  Redeemable Preferred Stock                                                                              (231)         (231)
Exercise of stock options                          106             1           284            --            --           285
Stock purchased through Employee
  Stock Purchase Plan                                3             1            41            --            --            42
Conversion of Convertible Redeemable
  Preferred Stock into common stock              1,500            15         5,446            --            --         5,461
Issuance of common stock, net of expenses        2,180            21        23,828            --            --        23,849
Translation adjustment                                            --            --            (1)           --            (1)
Net income                                                        --            --            --         3,124         3,124
                                           -----------   -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1996                    9,789            98        29,599            33         2,676        32,406

Exercise of stock options                          100             1           338            --            --           339
Tax benefit from exercise of nonqualified
  stock options                                     --            --           628                                       628
Stock purchased through Employee
  Stock Purchase Plan                               21            --           315            --            --           315
Translation adjustment                              --            --            --           (13)           --           (13)
Net income                                          --            --            --            --         5,656         5,656
                                           -----------   -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1997                    9,910            99        30,880            20         8,332        39,331

Exercise of stock options                           59             1           192            --            --           193
Tax benefit from exercise of nonqualified
  stock options                                     --            --           122            --            --           122
Stock purchased through Employee
  Stock Purchase Plan                               31            --           326            --            --           326
Repurchase of common stock                        (303)           (3)       (2,389)           --            --        (2,392)
Translation adjustment                              --            --            --             2            --             2
Net income                                          --            --            --            --         5,198         5,198
                                           -----------   -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1998                    9,697   $        97   $    29,131   $        22   $    13,530   $    42,780
                                           ===========   ===========   ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31
                                                          ----------------------------------------
                                                            1998         1997         1996
                                                          ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                           $    5,198     $    5,656     $    3,124

     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                          2,230          1,930          1,320
         Deferred income taxes                                  (225)          (309)          (571)
         Provision for doubtful accounts and returns            (375)           279            409
         Changes in operating assets and liabilities:
           Accounts receivable                                   (63)        (1,100)        (1,498)
           Other current assets                                   38           (305)           167
           Accounts payable and accrued expenses              (2,001)         2,179          2,475
                                                          ----------     ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,802          8,330          5,426


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Purchases of furniture and equipment                     (2,168)        (2,275)        (2,892)
     Net sales (purchases) of marketable securities           (1,221)       (12,510)        (5,857)
     Purchase of capitalized software                         (2,131)            --             --
     Other assets                                                 --            432           (197)
                                                          ----------     ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                         (5,520)       (14,353)        (8,946)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Proceeds from Employee Stock Purchase Plan                  326            315             42
     Proceeds from exercise of stock options                     193            339            285
     Net proceeds from sale of common stock                       --             --         23,849
     Repurchase of common stock                               (2,392)            --             --
                                                          ----------     ----------     ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (1,873)           654         24,176
                                                          ----------     ----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (2,591)        (5,369)        20,656

Cash and cash equivalents, beginning of year                  17,315         22,684          2,028
                                                          ----------     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $   14,724     $   17,315     $   22,684
                                                          ==========     ==========     ==========


SUPPLEMENTARY DISCLOSURE OF CASH FLOW ACTIVITY:

Income taxes paid                                         $    2,608     $    1,968     $    1,550
                                                          ==========     ==========     ==========


        The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ONTRACK Data International, Inc. (the "Company") provides data recovery services and software, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and has locations in Los Angeles, California; San Jose, California; Washington, D.C.; New York, New York; London, England; Stuttgart, Germany; and Paris, France.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from data recovery services is recognized upon shipment or transmission of the recovered data back to customers. Software revenue is recognized either upon shipment or upon receipt of OEM royalty reports, whichever is applicable. Software revenue is stated net of estimated customer returns and allowances. The estimated costs of future technical support to customers in their use of the Company's software products are accrued upon shipment of the product.

The allowance for doubtful accounts and returns at December 31, 1998 and 1997 was $483 and $858.

Research and Development

Expenditures for research and software development costs are expensed as incurred. Such costs related to the development of software products are required to be expensed until the point that technological feasibility and proven marketability of the product under development are established. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant. Costs to acquire software products which are complete and ready for sale are capitalized and are amortized over the product's estimated life.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses of approximately $2,199, $1,639, and $1,304 were charged to operations during the years ended December 31, 1998, 1997 and 1996.

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with an original maturity of three months or less and which are readily convertible to cash. Marketable securities generally consist of taxable and tax exempt government agency securities and are classified as short-term or long-term in the balance sheet based on their maturity date. Marketable securities are carried at amortized cost and unrealized holding gains and losses have not been significant.

Fair Value of Financial Instruments

Cash, cash equivalents and marketable securities are valued at their carrying amounts, which approximates fair value. The fair value of all other financial instruments approximates cost as stated.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business but generally does not require collateral for amounts due. No single customer or region represents a significant concentration of credit risk.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 5 years. Leasehold improvements are amortized over the term of the lease or the asset life, whichever is less. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred.

Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Pro-forma information related to the fair value based method of accounting is contained in Note 9.

Foreign Currency

All assets and liabilities of foreign subsidiaries are translated from foreign currencies to U.S. dollars at period-end rates of exchange, while the statement of income is translated at the average exchange rates during the period. Translation adjustments are recorded in shareholders' equity.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of the other comprehensive income be reported separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Comprehensive income is not separately reported within the statement of income as amounts were not significant for the years ended 1998, 1997, and 1996.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 430,760 and 8,940 shares of common stock with weighted average exercise prices of $13.33 and $21.49 were outstanding during 1998 and 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive options outstanding in 1996.


NOTE 2 - FINANCIAL STATEMENT COMPONENTS

Furniture and equipment consist of the following:

                                                    December 31
                                              -----------------------
                                                 1998          1997
                                              ---------     ---------

Computer equipment                            $   8,191     $   7,145
Furniture and office equipment                    1,933         1,434
Leasehold improvements                              940           503
Purchased software                                  868           689
Less accumulated depreciation                    (7,913)       (5,691)
                                              ---------     ---------
                                              $   4,019     $   4,080
                                              =========     =========

Accrued expenses consist of the following:

                                                    December 31
                                              -----------------------
                                                 1998          1997
                                              ---------     ---------

Accrued wages and benefits                    $     333     $   3,054
Other accrued expenses                            1,744           951
                                              ---------     ---------
                                              $   2,077     $   4,005
                                              =========     =========


NOTE 3 - PURCHASE OF SOFTWARE PRODUCT LINE

In December 1998, the Company purchased the assets related to the Tiramisu software product line from a German company. Tiramisu is a do-it-yourself data recovery software and will be sold as a solution for those who have lost data that is relatively easy to recover and do not need the assistance of a data recovery engineer. The purchase price was approximately $2,100 and is classified as capitalized software in the Company's balance sheet.

NOTE 4 - LINE OF CREDIT

The Company maintains a line of credit which allows maximum borrowings of $1,000 subject to a borrowing base of 80% of accounts receivable outstanding less than 90 days. The line of credit carries an interest rate of 2% over the prime lending rate and is collateralized by all assets of the Company. There were no borrowings outstanding under the line of credit at December 31, 1998 and 1997.

NOTE 5 - INCOME TAXES

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income (loss) before income taxes consist of the following:

                                             Years Ended December 31
                                     --------------------------------------
                                         1998          1997         1996
                                     -----------    ----------   ----------
United States                        $     7,850    $    8,487   $    4,853
Foreign                                     (346)           28           71
                                     -----------    ----------   ----------

       Income before income taxes    $     7,504    $    8,515   $    4,924
                                     ===========    ==========   ==========


The Company's provision for income taxes consists of the following:

                                             Years Ended December 31
                                     --------------------------------------
                                         1998          1997         1996
                                     -----------    ----------   ----------
Current:
   Federal                           $     2,097    $    2,541   $    1,909
   State                                     317           348          160
   Foreign                                   117           272          241
                                     -----------    ----------   ----------

       Total current                       2,531         3,161        2,310

Deferred:
   Federal                                   (44)         (186)        (270)
   State                                      (4)          (19)         (22)
   Foreign                                  (177)          (97)        (218)
                                     -----------    ----------   ----------

       Total deferred                       (225)         (302)        (510)
                                     -----------    ----------   ----------

                                     $     2,306    $    2,859   $    1,800
                                     ===========    ==========   ==========

The Company's effective tax rates differed from the federal statutory tax rate as follows:

                                                    Years Ended December 31
                                                  ------------------------------
                                                    1998        1997       1996
                                                    ----        ----       ----
Federal statutory rate                              34.0%       34.0%      34.0%
State income taxes, net of federal tax benefit       2.7         2.5        1.8
Tax exempt interest                                 (4.7)       (4.1)      (1.1)
Other, net                                          (1.3)        1.2        1.9
                                                  ------      ------     ------
                                                    30.7%       33.6%      36.6%
                                                  ======      ======     ======

Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities and are calculated using current tax rates. Deferred tax assets consist of the following components:
                                                               December 31,
                                                          ----------------------
                                                             1998         1997
                                                             ----         ----
   Allowance for doubtful accounts and returns            $      170  $      300
   Accrued expenses                                               82         133
   Loss carryforwards of foreign subsidiaries                    490         315
   Depreciation                                                  300          69
                                                          ----------  ----------
                                                          $    1,042  $      817
                                                          ==========  ==========

There is no limit on the loss carryforwards of any of the foreign subsidiaries.

NOTE 6 - EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan for employees who have completed one year of service and attained the age of 21. Contributions to the plan by the Company are determined by the Board of Directors. The Company recorded profit sharing expense of approximately $230, $569, and $333 for the years ended December 31, 1998, 1997, and 1996.

The Company's profit sharing plan also incorporates a 401(k) savings plan for its employees. Eligible employees may elect to contribute up to 15% of their salaries to the plan, up to limits defined by the Internal Revenue Code. There are no employer matching contributions.

NOTE 7 - OPERATING LEASES

The Company leases office and warehouse facilities under noncancelable operating leases which expire on various dates through August, 2009. Rental expense under such leases was $1,367, $934, and $782 for the years ended December 31, 1998, 1997, and 1996.

Future minimum lease commitments for the next five years under all operating leases are as follows:

           1999                            $1,222,255
           2000                             1,348,629
           2001                             1,284,705
           2002                             1,146,876
           2003                             1,027,477
                                           ----------
                                           $6,029,942
                                           ==========

NOTE 8 - SEGMENT INFORMATION AND FOREIGN OPERATIONS

During 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its business within one reportable segment: software and services for the protection of data. European operations include data recovery services in England, Germany and France by Ontrack Data Recovery Europe Ltd., Ontrack Data Recovery GmbH, and Ontrack France Sarl, all wholly-owned subsidiaries.

The Company licenses its data recovery technology to a Japanese company, Y-E Data. In exchange for the license, Y-E Data pays the Company royalties which are paid monthly based on the amount of gross data recovery revenues earned by Y-E Data each month.

Revenues, net income and identifiable assets by geographic area are summarized as follows:

                                          At or For Years Ended December 31,
                                       ----------------------------------------
                                          1998           1997            1996
                                       ----------     ----------     ----------
Revenues:
   Domestic operations                 $   29,470     $   29,526     $   22,555
   European operations                      7,284          6,470          4,011
   Japanese operations                        502            414            661
   Eliminations                            (1,415)        (1,161)          (464)
                                       ----------     ----------     ----------

   Consolidated                        $   35,841     $   35,249     $   26,763
                                       ==========     ==========     ==========


Net income (loss):
   Domestic operations                 $    5,151     $    5,208     $    2,581
   European operations                       (405)            75            (52)
   Japanese operations                        452            373            595
                                       ----------     ----------     ----------

        Consolidated                   $    5,198     $    5,656          3,124
                                       ==========     ==========     ==========


Identifiable assets:
   Domestic operations                 $   46,347     $   44,558     $   36,050
   European operations                      3,241          2,531          1,856
   Eliminations                            (3,139)        (1,964)        (1,271)
                                       ----------     ----------     ----------

        Consolidated                   $   46,449     $   45,125     $   36,635
                                       ==========     ==========     ==========

Intercompany transactions are eliminated in consolidation and consist primarily of royalty charges by the U.S. parent to the European subsidiaries for data recovery technology.


NOTE 9 - SHAREHOLDERS' EQUITY

Stock Option Plans

The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a six to ten year life, vest over a period of three to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At December 31, 1998, the Company had 1,400,000 shares of common stock available for grant under the plans.

Transactions under the plans during each of the three years in the period ended December 31, 1998 are summarized as follows:

                                             Number of               Weighted
                                            shares under             average
                                               option            exercise price
                                            ------------         --------------
    Outstanding at January 1, 1996             275,620               $ 2.56
    Granted                                    420,128                 9.79
    Exercised                                 (105,924)                2.58
                                             ---------               ------

    Outstanding at December 31, 1996           589,824                 7.71
    Granted                                    265,500                17.38
    Cancelled                                   (9,100)               15.22
    Exercised                                  (99,822)                2.89
                                             ---------               ------

    Outstanding at December 31, 1997           746,402                11.69
    Granted                                    385,000                13.04
    Cancelled                                  (62,126)                9.22
    Exercised                                  (50,526)               13.23
                                             ---------               ------

    Outstanding at December 31, 1998         1,018,750               $ 7.13
                                             =========               ======

The Company repriced substantially all outstanding stock options in May and September 1998 to bring them in line with the market value of the Company.

    Options exercisable at December 31:

                      1996                     290,944                $3.29

                      1997                     252,738                $5.56

                      1998                     450,389                $6.31

The following tables summarize information concerning currently outstanding and exercisable stock options:

                               OPTIONS OUTSTANDING

                                            Weighted Average
             Range of           Number         Remaining        Weighted Average
          Exercise Prices    Outstanding    Contractual Life     Exercise Price
          ---------------    -----------    ----------------    ----------------

          $ 2.58 - $ 3.99       145,322         3.2 years            $3.42
          $ 6.50 - $12.00       873,428         8.5 years            $7.75
                              ---------

                              1,018,750
                              =========


                               OPTIONS EXERCISABLE

              Range of              Number         Weighted Average
          Exercise Prices        Exercisable        Exercise Price
          ---------------        -----------       ----------------

          $ 2.58 - $ 3.99          145,322             $3.42
          $ 6.50 - $12.00          305,067             $7.69
                                   -------

                                   450,389
                                   =======

The Company's pro forma net income and basic and diluted net income per share would have been as follows had the fair value method been used for valuing stock options granted to employees in 1996 through 1998:

                                               1998        1997        1996
                                             --------    ---------   --------

    Pro forma net income                      $4,011      $4,875      $2,949

    Pro forma diluted net income per share     $0.40       $0.48       $0.36

The weighted average fair value of options granted and the weighted average assumptions used in the Black-Scholes options pricing model are as follows:

                                            1998          1997           1996
                                            ----          ----           ----

    Fair value of options granted          $7.96         $14.35         $6.71

    Dividend yield                           0%             0%            0%
    Average term                         6.0 years      8.4 years      7.3 years
    Volatility                             82.4%          75.0%         57.8%
    Risk-free rate of return                5.2%           6.0%          6.5%

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250,000 shares of common stock have been reserved for issuance. As of December 31, 1998, 63,462 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

Stock Repurchase

In August 1998, the Board of Directors authorized a stock buy-back program which allowed the Company to repurchase up to 500,000 shares, or approximately 5%, of its outstanding shares of stock. As of December 31, 1998, a total of 302,500 shares were repurchased at a total cost of $2,392 and an average cost of $7.91 per share. No shares have been repurchased subsequent to this date.