Form 10-Q
period 1999-03-31
ONTRACK DATA INTERNATIONAL INC
filed 1999-05-14
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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

                           Yes ___X___     No _______

As of April 30, 1999, the Company had 9,714,009 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX


PART 1.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----
          ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (UNAUDITED):

                   Condensed Consolidated Balance Sheets as of
                   March 31, 1999 and December 31, 1998                     3

                   Condensed Consolidated Statements of Income for the
                   three months ended March 31, 1999 and 1998               4

                   Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 1999 and 1998       5

                   Notes to Condensed Consolidated Financial Statements     6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                     7-9


PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                       10

          ITEM 2.  CHANGES IN SECURITIES                                   10

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         10

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     10

          ITEM 5.  OTHER INFORMATION                                       10

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        10


SIGNATURES                                                                 11

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


ASSETS                                                                        March 31,        December 31,
                                                                                1999               1998
                                                                            ------------       ------------
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $      7,552       $     14,724
  Marketable securities                                                           20,529             18,872
  Accounts receivable, net                                                         4,208              3,759
  Deferred income taxes and other current assets                                   2,387              2,228
                                                                            ------------       ------------

    Total current assets                                                          34,676             39,583

  Long-term marketable securities                                                  6,143                716
  Capitalized software, net                                                        1,977              2,131
  Furniture and equipment, net                                                     3,675              4,019
                                                                            ------------       ------------

    TOTAL ASSETS                                                            $     46,471       $     46,449
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                         $      2,772       $      3,669

SHAREHOLDERS' EQUITY:


  Common stock (9,714,009 and 9,697,234 shares issued and
    outstanding at March 31, 1999 and December 31, 1998, respectively)                97                 97

  Additional paid-in capital                                                      29,186             29,131

  Accumulated other comprehensive income                                             (14)                22

  Retained earnings                                                               14,430             13,530
                                                                            ------------       ------------

    Total shareholders' equity                                                    43,699             42,780
                                                                            ------------       ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $     46,471       $     46,449
                                                                            ============       ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                    ------------------------------
                                                         1999              1998
                                                    ------------      ------------
REVENUES:
  Data recovery services and products               $      7,151      $      7,205
  Software                                                 1,259             1,702
                                                    ------------      ------------
    TOTAL REVENUES                                         8,410             8,907

COST OF REVENUES:
  Data recovery services and products                      1,876             1,328
  Software                                                   244               312
                                                    ------------      ------------
    TOTAL COST OF REVENUES                                 2,120             1,640
                                                    ------------      ------------

GROSS MARGIN                                               6,290             7,267

OPERATING EXPENSES:
  Research and development                                 1,437             1,655
  Sales and marketing                                      2,213             1,952
  General and administrative                               1,577             1,660
                                                    ------------      ------------
    TOTAL OPERATING EXPENSES                               5,227             5,267
                                                    ------------      ------------

OPERATING INCOME                                           1,063             2,000

INTEREST AND OTHER INCOME                                    260               321
                                                    ------------      ------------

INCOME BEFORE INCOME TAXES                                 1,323             2,321

PROVISION FOR INCOME TAXES                                   423               766
                                                    ------------      ------------
NET INCOME                                          $        900      $      1,555
                                                    ============      ============

BASIC NET INCOME PER SHARE                          $       0.09      $       0.16

DILUTED NET INCOME PER SHARE                        $       0.09      $       0.15

WEIGHTED AVERAGE SHARES
  USED IN COMPUTATION OF:

  BASIC NET INCOME PER SHARE                           9,697,420         9,916,917

  DILUTED NET INCOME PER SHARE                         9,732,094        10,165,457


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            ---------------------------
                                                               1999             1998
                                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                $      900       $    1,555

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                                   508              548
    Amortization of capitalized software                           154               --
    Changes in operating assets and liabilities:
     Accounts receivable                                          (449)             443
     Other current assets                                         (159)             (69)
     Accounts payable and accrued expenses                        (933)          (1,991)
                                                            ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           21              486

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                             (164)            (546)
  Net sale (purchase) of short-term and long-term
   marketable securities                                        (7,084)           4,580
  Other                                                             --              (70)
                                                            ----------       ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (7,248)           3,964

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and employee
   stock purchase plan                                              55              209
                                                            ----------       ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           55              209
                                                            ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (7,172)           4,659

Cash and cash equivalents, beginning of period                  14,724           17,315
                                                            ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    7,552       $   21,974
                                                            ==========       ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         ONTRACK Data International, Inc. (the "Company") provides data recovery services and products, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; San Jose, California; Washington, DC.; New York, New York; London, England; Stuttgart, Germany and Paris, France.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for 1998.

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations of the three months ended March 31, 1999 are not necessarily indicative of the results for the full year.

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

         COMPREHENSIVE INCOME

         The components of comprehensive income for the three months ended March 31, 1999 and 1998 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FIRST QUARTER ENDED MARCH 31, 1999 AND 1998

REVENUES

DATA RECOVERY SERVICES AND PRODUCTS:

Data recovery services and products revenues for the first quarter of 1999 decreased 1% compared to the first quarter of 1998. 1999 data recovery services and products revenues include $333,000 relating to sales of the Company's newly acquired do-it-yourself data recovery software product, TIRAMISU(TM).

SOFTWARE:

Software revenues for the first quarter of 1999 decreased 26% compared to the first quarter of 1998. The expected decrease in software revenues is attributed to pricing pressure with the Company's DISK MANAGER(R) product from the Company's main customers, the hard drive manufacturers. The Company expects this pricing pressure to continue.

GROSS MARGINS

DATA RECOVERY SERVICES AND PRODUCTS:

Gross margin on data recovery services and products revenues for the first quarter ended March 31, 1999 was approximately 74% compared to 82% for the comparable period of 1998. The decrease is due to the inclusion of amortization of capitalized software related to the TIRAMISU(TM) product line and increased engineering labor costs.

SOFTWARE:

Gross margin on software revenues for the first quarter ended March 31, 1999 was 81% compared to 82% for the comparable period of 1998. The decrease in margin percentage in the first quarter is due to lower OEM royalty revenues.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the first quarter of 1999 decreased 13% compared to the first quarter of 1998. As a percentage of revenues, research and development expenses were 17% for the quarter ended March 31, 1999 compared to 19% for the comparable period of 1998. The reductions are due principally to less engineering labor costs.

SALES AND MARKETING:

Sales and marketing expenses for the first quarter of 1999 increased 13% compared to the first quarter of 1998. As a percentage of revenues, sales and marketing expenses were 26% for the first quarter March 31, 1999 compared to 22% for the comparable period of 1998. The increased dollars and percentages are due to an increase in salaries worldwide and additional marketing and promotion costs in Europe.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the first quarter of 1999 decreased 5% compared to the first quarter of 1998. As a percentage of revenues, general and administrative expenses were 19% for both the first quarter ended March 31, 1999 and for the comparable period of 1998. The decline in general and administrative expenses for the first quarter of 1999 is due principally to lower compensation related costs.

INTEREST AND OTHER INCOME

The decrease in interest and other income for the quarter is due principally to lower interest rates. To a lesser extent the decline was also due to exchange losses resulting from currency fluctuations in the value of the Euro against the US Dollar.

PROVISION FOR INCOME TAXES

For the quarter ended March 31, 1999, the Company provided for taxes at an effective rate of 32%. The effective rate is lower than the statutory rate because of the impact of tax exempt interest income earned on investments and the impact of research and development credits.

NET INCOME PER SHARE

The changes in basic and diluted net income per share for the quarter ended March 31, 1999 and 1998 are due to changes in net income.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $21,000 and $486,000 for the three months ended March 31, 1999 and 1998, respectively. The decline was due to lower net income. Cash provided by and used in investment activities was primarily for the purchase and sale of short-term and long-term marketable securities.

The Company has invested its cash principally in high grade taxable and tax exempt government securities, $6,143,000 of which are classified as long-term, with the remaining amount classified as cash and cash equivalents or short-term and long-term marketable securities.

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

Under this plan, Company personnel have identified business systems that are critical to the Company's business operations that require testing. The Company has completed testing and remediation of its software products and the software and hardware used in product development. The Company is in the process of testing its internal systems, the hardware and software tools it uses in its data recovery business and the systems in its satellite offices. The Company has completed this testing except for certain systems that are being updated for reasons other than Year 2000 compliance. These systems are expected to be tested and remediated by December 31, 1999. The Company also expects its non-information technology systems to be compliant after it moves into its new leased office space, anticipated for the third quarter of 1999.

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

After assessing the information received from vendors, customers and other business partners, and evaluating the completion of its Year 2000 project, the Company will develop contingency plans if appropriate. It is anticipated that these plans will be developed before the fall of 1999.

The Company believes that its expenses for the Year 2000 compliance through March 31, 1999 are not material, and total expenses for compliance are not expected to exceed $100,000.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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



                                 ONTRACK DATA INTERNATIONAL, INC.
                                           (Registrant)





      Date:  May 13, 1999               By: /s/ Michael W. Rogers
                                        ----------------------------------------
                                        Michael W. Rogers
                                        Chairman and Chief Executive Officer


      Date:  May 13, 1999               By: /s/ Thomas P. Skiba
                                        ----------------------------------------
                                        Thomas P. Skiba
                                        Vice President & Chief Financial Officer