Form 10-Q
period 1999-06-30
ONTRACK DATA INTERNATIONAL INC
filed 1999-08-12
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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

                              Yes __X__    No _____

As of July 31, 1999, the Company had 9,944,064 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX


PART 1.     FINANCIAL INFORMATION                                          PAGE

      ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED):

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                          3

                  Condensed Consolidated Statements of Income for the
                  three and six months ended June 30, 1999 and 1998            4

                  Condensed Consolidated Statements of Cash Flows
                  for the three and six months ended June 30, 1999 and 1998    5

                  Notes to Condensed Consolidated Financial Statements       6-7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       8-11

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                  RISK                                                        11

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 2.     CHANGES IN SECURITIES                                       12

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             12

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12-13

      ITEM 5.     OTHER INFORMATION                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13


SIGNATURES                                                                    14

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     ( IN THOUSANDS, EXCEPT SHARE AMOUNTS )



ASSETS                                                                   JUNE 30    DECEMBER 31
                                                                           1999         1998
                                                                         --------     --------
                                                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                              $ 15,194     $ 14,724
  Marketable securities                                                    17,142       18,872
  Accounts receivable, net                                                  3,276        3,759
  Deferred income taxes and other assets                                    1,768        2,228
                                                                         --------     --------

     Total current assets                                                  37,380       39,583

  Long-term marketable securities                                           4,131          716
  Capitalized software, net                                                 1,591        2,131
  Furniture and equipment, net                                              4,357        4,019
                                                                         --------     --------

     TOTAL ASSETS                                                        $ 47,459     $ 46,449
                                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES                                                      $  2,631     $  3,669

SHAREHOLDERS' EQUITY:

  Common stock ( 9,728,719 and 9,697,234 shares issued and
    outstanding at June 30, 1999 and December 31, 1998, respectively)          97           97

  Additional paid-in capital                                               29,233       29,131

  Accumulated other comprehensive income                                       (9)          22

  Retained earnings                                                        15,507       13,530
                                                                         --------     --------

     Total shareholders' equity                                            44,828       42,780
                                                                         --------     --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 47,459     $ 46,449
                                                                         ========     ========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )
                                   (UNAUDITED)


                                                         THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30                 ENDED JUNE 30
                                                   --------------------------    --------------------------
                                                      1999            1998          1999            1998
                                                   -----------    -----------    -----------    -----------
REVENUES:
  Data recovery services and products              $     7,807    $     7,235    $    14,958    $    14,440
  Software                                               1,258          1,831          2,517          3,533
                                                   ===========    ===========    ===========    ===========
     TOTAL REVENUES                                      9,065          9,066         17,475         17,973


COST OF REVENUES:
  Data recovery services and products                    2,070          1,426          3,945          2,754
  Software                                                 180            289            424            601
                                                   -----------    -----------    -----------    -----------
     TOTAL COST OF REVENUES                              2,250          1,715          4,369          3,355
                                                   -----------    -----------    -----------    -----------

GROSS MARGIN                                             6,815          7,351         13,106         14,618

OPERATING EXPENSES:
  Research and development                               1,483          1,607          2,920          3,262
  Sales and marketing                                    2,201          2,190          4,414          4,142
  General and administrative                             1,784          1,718          3,361          3,378
                                                   -----------    -----------    -----------    -----------
     TOTAL OPERATING EXPENSES                            5,468          5,515         10,695         10,782
                                                   -----------    -----------    -----------    -----------

OPERATING INCOME                                         1,347          1,836          2,411          3,836

INTEREST AND OTHER INCOME                                  260            330            520            651
                                                   -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                               1,607          2,166          2,931          4,487

PROVISION FOR INCOME TAXES                                 530            670            954          1,436
                                                   -----------    -----------    -----------    -----------

NET INCOME                                         $     1,077    $     1,496    $     1,977    $     3,051
                                                   ===========    ===========    ===========    ===========


BASIC NET INCOME PER SHARE                         $      0.11    $      0.15    $      0.20    $      0.31

DILUTED NET INCOME PER SHARE                       $      0.11    $      0.15    $      0.20    $      0.30


WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF:

  BASIC NET INCOME PER SHARE                         9,714,172      9,946,943      9,705,796      9,932,013

  DILUTED NET INCOME PER SHARE                       9,732,281     10,100,061      9,732,188     10,114,112


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( IN THOUSANDS )
                                   (UNAUDITED)


                                                                 SIX MONTHS
                                                                ENDED JUNE 30
                                                             ---------------------
                                                               1999         1998
                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                              $  1,977     $  3,051

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                             996        1,091
         Amortization of capitalized software                     540           --
         Changes in operating assets and liabilities:
           Accounts receivable                                    483          (74)
           Other current assets                                   460         (494)
           Accounts payable and accrued expenses               (1,069)      (2,518)
                                                             --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       3,387        1,056


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                       (1,334)        (970)
     Net purchase of short-term and long-term
       marketable securities                                   (1,685)      (4,429)
                                                             --------     --------

NET CASH USED IN INVESTING ACTIVITIES                          (3,019)      (5,399)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                        102          332
                                                             --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         102          332
                                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              470       (4,011)

Cash and cash equivalents, beginning of period                 14,724       17,315
                                                             --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 15,194     $ 13,304
                                                             ========     ========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.          ORGANIZATION

            ONTRACK Data International, Inc. (the "Company") provides data recovery services and products, utility software and other computer data related services. The Company's headquarters are in Minneapolis, Minnesota, and it has locations in Los Angeles, California; Washington, D.C.; New York, New York; Boulder, Colorado; London, England; Stuttgart, Germany and Paris, France.

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

            In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the second quarter and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

            COMPREHENSIVE INCOME

            The components of comprehensive income for the second quarter and six months ended June 30, 1999 and 1998 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

3.          SUBSEQUENT EVENTS

            In July, 1999 the Company completed its acquisition of Mijenix Corporation. The purchase price consisted of $6 million in cash and 215,345 shares of its common stock. The agreement also contained an earnout whereby additional consideration will be paid if certain financial goals are met. See the Company's Report on Form 8-K filed July 27, 1999 for more information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES

DATA RECOVERY SERVICES AND PRODUCTS:

Data recovery services and products revenues for the second quarter of 1999 increased 8% compared to the second quarter of 1998. For the six months ended June 30, 1999, data recovery services and products revenues increased 4%. Data recovery services and products revenues consists of the following:

                                       Three Months           Six Months
                                       Ended June 30         Ended June 30
                                     ------------------    ------------------
                                      1999       1998       1999       1998
                                     -------    -------    -------    -------

Data recovery lab services           $ 5,896    $ 6,518    $11,979    $13,274
Remote data recovery services            615        185        950        300
Data recovery products                   850         --      1,183         --
Computer evidence services               446        532        846        866
                                     -------    -------    -------    -------
     Total data recovery services
     and products revenues           $ 7,807    $ 7,235    $14,958    $14,440
                                     =======    =======    =======    =======


SOFTWARE:

Software revenues for the second quarter of 1999 decreased 31% compared to the second quarter of 1998. For the six months ended June 30, 1999, software revenues decreased 29% compared to the first six months of 1998. While our primary software product continues to contribute strong operating margins, downward pricing pressure continues from our main customers.

GROSS MARGINS

DATA RECOVERY SERVICES AND PRODUCTS:

Gross margin on data recovery services and products revenues for the second quarter and six months ended June 30, 1999 were approximately 73% and 74%, respectively compared to 80% and 81% for the comparable periods of 1998. The decrease is due primarily to the inclusion of amortization of capitalized software related to the TIRAMISU(TM) product line and to a lesser degree, increased engineering labor costs.

SOFTWARE:

Gross margin on software revenues for the second quarter and six months ended June 30, 1999 were 86% and 83%, respectively, compared to 84% and 83% for the comparable periods of 1998.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the second quarter of 1999 decreased 8% compared to the second quarter of 1998 and decreased 10% in the first six months of 1999 compared to the same period of 1998. As a percentage of revenues, research and development expenses were 16% and 17% for the second quarter and six months ended June 30, 1999, respectively, compared to 18% for the comparable periods of 1998. The expected decrease is in line with the Company's plans to focus research and development dollars more precisely.

SALES AND MARKETING:

Sales and marketing expenses for the second quarter of 1999 increased 1% compared to the second quarter of 1998 and increased 7% in the first six months of 1999 compared to the same period of 1998. As a percentage of revenues, sales and marketing expenses were 24% and 25% for the second quarter and six months ended June 30, 1999, respectively, compared to 24% and 23% for the comparable periods of 1998.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the second quarter of 1999 increased 4% compared to the second quarter of 1998 and decreased 1% in the first six months of 1999 compared to the first six months of 1998. As a percentage of revenues, general and administrative expenses were 20% and 19% for the second quarter and six months ended June 30, 1999, respectively, compared to 19% for the comparable periods of 1998.

INTEREST AND OTHER INCOME

The decrease in interest and other income for the second quarter and six months is due principally to exchange losses resulting from currency fluctuations in the value of the Euro against the US Dollar.

PROVISION FOR INCOME TAXES

For the second quarter and six months ended June 30, 1999, the Company provided for taxes at an effective rate of 33%. The effective rate is lower than the statutory rate because of the impact of tax exempt interest income earned on investments and the impact of research and development credits.

NET INCOME PER SHARE

The changes in basic and diluted net income per share for the second quarter and six months ended June 30, 1999 and 1998 are due to changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $3.4 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively. Cash provided by and used in investment activities was primarily for the purchase of furniture and equipment and the purchase and sale of short-term and long-term marketable securities.

The Company has invested its cash principally in high-grade taxable and tax exempt government securities. As of June 30, 1999, $4.1 million are classified as long-term, with the remaining amount classified as cash and cash equivalents or short-term marketable securities.

In July, 1999 the Company completed its acquisition of Mijenix Corporation. The purchase price consisted of $6 million in cash and 215,345 shares of its common stock. The agreement also contained an earnout whereby additional consideration will be paid if certain financial goals are met. See the Company's Report on Form 8-K filed July 27, 1999 for more information.

YEAR 2000 COMPLIANCE

The "Year 2000" problem concerns the inability of existing information systems to properly recognize and process date-sensitive information beyond January 1, 2000. If not corrected, these systems could fail or create erroneous information. The Company has undertaken various initiatives to evaluate and respond to the potential impact of the Year 2000 issue on its computer and other operating systems. A Year 2000 committee has formulated a plan to address the Year 2000 issue. Under this plan, Company personnel have identified business systems that are critical to the Company's business operations that require testing. The Company has completed testing and remediation of its software products and the software and hardware used in product development. The Company is in the process of testing its internal systems, the hardware and software tools it uses in its data recovery business and the systems in its satellite offices. The Company has completed this testing and remediation except for certain systems that are being updated for reasons other than Year 2000 compliance. These systems are expected to be tested and remediated by December 31, 1999. The Company also expects its non-information technology systems to be compliant after it moves into its new leased office space, anticipated for the third quarter of 1999.

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

The Company believes that its expenses for the Year 2000 compliance through June 30, 1999 are not material, and total expenses for compliance are not expected to exceed $100,000.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1998.

                        ONTRACK DATA INTERNATIONAL, INC.


PART II.    OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

              None

    ITEM 2.   CHANGES IN SECURITIES

              None

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Stockholders was held at Hennepin Technical College Auditorium, 9200 Flying Cloud Drive, Eden Prairie, Minnesota, on May 20, 1999. The stockholders took the following actions:

              (a). The stockholders elected six directors to serve for one-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                                                  Votes
                                              Votes For           Withheld
                                              ---------           --------
                    Michael W. Rogers         8,778,788           626,409
                    John E. Pence             8,826,278           578,919
                    Gary S. Stevens           8,779,388           625,809
                    Roger D. Shober           8,822,708           582,489
                    Robert M. White, Ph.D.    8,778,268           626,929
                    Lee B. Lewis              8,822,828           582,369

              (b). The stockholders approved the amendment of the Company's 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the Plan and permit compliance with IRC Section 162(m). 8,619,096 votes were cast for the resolution; 766,246 votes were cast against the resolution; and shares representing 19,855 votes abstained.

              (c). The stockholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for fiscal 1999. 9,379,932 votes were cast for the resolution; 11,680 votes were cast against the resolution; and shares representing 13,585 votes abstained.


    ITEM 5.   OTHER INFORMATION

              None

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a).  Exhibit 27.1 Financial Data Schedule

              (b).  Reports on Form 8-K

                    Form 8-K was filed on July 27, 1999 relating to the acquisition of Mijenix Corporation.

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



                                  ONTRACK DATA INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)






      Date: August 12, 1999            By:
                                           /s/ Michael W. Rogers
                                       ------------------------------------
                                       Michael W. Rogers
                                       Chairman and Chief Executive Officer



      Date: August 12, 1999            By:
                                           /s/ Thomas P. Skiba
                                       ------------------------------------
                                       Thomas P. Skiba
                                       Vice President & Chief Financial Officer