Form 10-Q
period 1999-09-30
ONTRACK DATA INTERNATIONAL INC
filed 1999-11-15
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                          Commission File No. 000-21375


                        ONTRACK DATA INTERNATIONAL, INC.
           (Exact name of business issuer as specified in its charter)


                MINNESOTA                                 41-1521650
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

          9023 COLUMBINE ROAD,                              55347
         EDEN PRAIRIE, MINNESOTA                          (Zip Code)
(Address of principal executive office)

             www.ontrack.com                            (612) 937-1107
              (Web address)                        (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_         No ___

As of October 31, 1999, the Company had 9,959,944 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART 1.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----
       ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED):

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1999 and December 31, 1998                  3

                  Condensed Consolidated Statements of Income for the
                  three and nine months ended September 30, 1999
                  and 1998                                                  4

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1999
                  and 1998                                                  5

                  Notes to Condensed Consolidated Financial Statements      6

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       7-10

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                  RISK                                                      10

PART II.    OTHER INFORMATION

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          11


SIGNATURES                                                                  12

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30     DECEMBER 31
                                                                   1999            1998
                                                               ------------    ------------
ASSETS                                                         (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                     $     11,733    $     14,724
 Marketable securities                                               15,402          18,872
 Accounts receivable, net                                             5,753           3,759
 Deferred income taxes and other assets                               2,301           2,228
                                                               ------------    ------------

   Total current assets                                              35,189          39,583

 Long-term marketable securities                                      3,502             716
 Furniture and equipment, net                                         6,232           4,019
 Capitalized software, net                                            1,373           2,131
 Goodwill, net                                                        6,906              --
                                                               ------------    ------------

   TOTAL ASSETS                                                      53,202          46,449
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                            $      5,708    $      3,669

SHAREHOLDERS' EQUITY:

 Common stock (9,959,944 and 9,697,234 shares issued and
   outstanding at September 30, 1999 and December 31, 1998,
   respectively)                                                        100              97

 Additional paid-in capital                                          30,295          29,131

 Accumulated other comprehensive income                                   4              22

 Retained earnings                                                   17,095          13,530
                                                               ------------    ------------

   Total shareholders' equity                                        47,494          42,780
                                                               ------------    ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $     53,202    $     46,449
                                                               ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                THREE MONTHS                    NINE MONTHS
                                             ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                        ----------------------------    ----------------------------
                                            1999           1998             1999           1998
                                        ------------    ------------    ------------    ------------
REVENUES:
 Data recovery services and products    $      9,522    $      7,601    $     24,480    $     22,041
 Software                                      2,525           1,470           5,042           5,003
                                        ------------    ------------    ------------    ------------
   TOTAL REVENUES                             12,047           9,071          29,522          27,044

COST OF REVENUES:
 Data recovery services and products           2,319           1,626           6,264           4,380
 Software                                        515             304             939             905
                                        ------------    ------------    ------------    ------------
   TOTAL COST OF REVENUES                      2,834           1,930           7,203           5,285
                                        ------------    ------------    ------------    ------------

Gross margin                                   9,213           7,141          22,319          21,759

OPERATING EXPENSES:
 Research and development                      1,994           1,738           4,914           5,000
 Sales and marketing                           2,721           2,282           7,135           6,424
 General and administrative                    2,037           1,775           5,398           5,152
 Amortization of goodwill                        357              --             357              --
                                        ------------    ------------    ------------    ------------
   TOTAL OPERATING EXPENSES                    7,109           5,795          17,804          16,576
                                        ------------    ------------    ------------    ------------

OPERATING INCOME                               2,104           1,346           4,515           5,183

INTEREST AND OTHER INCOME                        303             569             823           1,220
                                        ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                     2,407           1,915           5,338           6,403

PROVISION FOR INCOME TAXES                       819             613           1,773           2,049
                                        ------------    ------------    ------------    ------------

NET INCOME                              $      1,588    $      1,302    $      3,565    $      4,354
                                        ============    ============    ============    ============


BASIC NET INCOME PER SHARE              $       0.16    $       0.13    $       0.36    $       0.44

DILUTED NET INCOME PER SHARE            $       0.16    $       0.13    $       0.36    $       0.43


WEIGHTED AVERAGE SHARES
 USED IN COMPUTATION OF:

 BASIC NET INCOME PER SHARE                9,911,467       9,894,394       9,774,353       9,919,335

 DILUTED NET INCOME PER SHARE              9,965,732      10,006,938       9,810,036      10,072,004


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS
                                                              ENDED SEPTEMBER 30
                                                         -----------------------------
                                                             1999             1998
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                              $      3,565     $      4,354

 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                               1,512            1,671
     Amortization of capitalized software                         758               --
     Amortization of goodwill                                     357               --
     Changes in operating assets and liabilities:
       Accounts receivable                                     (1,994)            (134)
       Other current assets                                       228             (166)
       Accounts payable and accrued expenses                     (387)          (3,371)
                                                         ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,039            2,354


CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Mijenix Corporation                            (6,564)              --
 Purchase of furniture and equipment                           (1,317)          (1,886)
 Net increase of short-term and long-term
   marketable securities                                          684            2,773
                                                         ------------     ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (7,197)             887


CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                                        --           (2,232)
 Proceeds from exercise of stock options and employee
   stock purchase plan                                            167              433
                                                         ------------     ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               167           (1,799)
                                                         ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (2,991)           1,442

Cash and cash equivalents, beginning of period                 14,724           17,315
                                                         ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     11,733     $     18,757
                                                         ============     ============


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

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the third quarter and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         COMPREHENSIVE INCOME

         The components of comprehensive income for the third quarter and nine months ended September 30, 1999 and 1998 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

DATA RECOVERY SERVICES AND PRODUCTS:

Data recovery services and products revenues for the third quarter of 1999 increased 25% compared to the third quarter of 1998. For the nine months ended September 30, 1999, data recovery services and products revenues increased 11%. Data recovery services and products revenues consist of the following:


                                        Three Months           Nine Months
                                     Ended September 30    Ended September 30
                                    -------------------   -------------------
                                      1999       1998       1999       1998
                                    --------   --------   --------   --------

Data recovery lab services          $  7,014   $  7,120   $ 18,993   $ 20,394
Remote data recovery services            355        251      1,305        551
Data recovery products                   564         --      1,747         --
Information management services        1,589        230      2,435      1,096
                                    --------   --------   --------   --------
     Total data recovery services
     and products revenues          $  9,522   $  7,601   $ 24,480   $ 22,041
                                    ========   ========   ========   ========


The increases in revenues from remote data recovery services and data recovery products are a result of the Company's efforts to leverage its data recovery technology into new revenue generating products and services. Information management revenues increased dramatically in the third quarter in part due to a large project, which contributed approximately $1.1 million in revenue during the quarter. This project will continue to generate revenue in the fourth quarter of 1999. The remaining increase in information management revenue is a result of increased project opportunities.

SOFTWARE:

Software revenues for the third quarter of 1999 increased 72% compared to the third quarter of 1998. The increase is due entirely to sales of products of the Company's newly acquired wholly-owned subsidiary headquartered in Boulder, Colorado, Mijenix Corporation ("Boulder division"). These products contributed approximately $1.2 million in revenue during the quarter. For the nine months ended September 30, 1999, software revenues increased 1% compared to the first nine months of 1998. The increase is a net result of the new revenues the Boulder division generated combined with a decline in the sales of Disk Manager. While Disk Manager continues to contribute strong operating margins, downward pricing pressure continues from the Company's main customers.

GROSS MARGINS

DATA RECOVERY SERVICES AND PRODUCTS:

Gross margins on data recovery services and products revenues for the third quarter and nine months ended September 30, 1999 were 76% and 74%, respectively, compared to 79% and 80% for the comparable periods of 1998. The decreases are due primarily to the amortization of capitalized software related to the TIRAMISU(TM) product line and, to a lesser degree, higher data recovery engineering labor costs.

SOFTWARE:

Gross margins on software revenues for the third quarter and nine months ended September 30, 1999 were 80% and 81%, respectively, and were approximately the same as the comparable periods of 1998. As revenues from the Boulder division products make up a larger portion of software revenues, software gross margins are expected to decline to the range of 70% to 75%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT:

Research and development expenses for the third quarter of 1999 increased 15% compared to the third quarter of 1998 and decreased 2% in the first nine months of 1999 compared to the same period of 1998. As a percentage of revenues, research and development expenses were 17% for both the third quarter and nine months ended September 30, 1999, compared to 19% for the comparable periods of 1998. The third quarter increase is due primarily to research and development expenditures incurred by the Boulder division as they prepare new products for launch.

SALES AND MARKETING:

Sales and marketing expenses for the third quarter of 1999 increased 19% compared to the third quarter of 1998 and increased 11% in the first nine months of 1999 compared to the same period of 1998. The increases are due principally to the activities of the Boulder division. As a percentage of revenues, sales and marketing expenses were 23% and 24% for the third quarter and nine months ended September 30, 1999, respectively, compared to 25% and 24% for the comparable periods of 1998. The decline in third quarter percentage is due to the increase in consolidated revenues.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the third quarter of 1999 increased 15% compared to the third quarter of 1998 and increased 5% in the first nine months of 1999 compared to the same period of 1998. The increases are due mainly to the expenses of the Boulder division. As a percentage of revenues, general and administrative expenses were 17% and 18% for the third quarter and nine months ended September 30, 1999, respectively, compared to 20% and 19% for the comparable periods of 1998. The decreased percentage is due to increased revenues, as general and administrative expenses do not fluctuate directly with revenues.

GOODWILL

Effective July 15, 1999 the Company completed the acquisition of the Boulder division. The purchase price consisted of $6 million in cash and 215,345 shares of Ontrack common stock. The acquisition is being accounted for as a purchase and accordingly, goodwill of $7.3 million was recorded. The terms of the purchase contain an earn-out whereby the former shareholders of the Boulder division can receive up to $2.5 million of additional consideration if certain financial goals are met during the period July 16, 1999 to December 31, 1999.

Goodwill is being amortized over a period of 60 months. Any amounts paid pursuant to the earn-out will be added to the purchase price and amortized over the remainder of the 60-month period. See the Company's Report on Form 8-K filed July 27, 1999 for more information.

INTEREST AND OTHER INCOME

The decrease in interest and other income for the third quarter and nine months ended September 30, 1999 is due principally to exchange differences resulting from currency fluctuations in the value of the Euro against the US dollar.

PROVISION FOR INCOME TAXES

For the third quarter and nine months ended September 30, 1999, the Company provided for taxes at effective rates of 34% and 33%, respectively. The effective rate is lower than the statutory rate because of the impact of tax-exempt interest income earned on investments and research and development credits.

NET INCOME PER SHARE

The changes in basic and diluted net income per share for the third quarter and nine months ended September 30, 1999 and 1998 are due to changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was $4.0 million and $2.4 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in investment activities was primarily for the Mijenix acquisition discussed above, and for the purchases of furniture and equipment.

The Company has invested its cash principally in high-grade taxable and tax exempt government securities. As of September 30, 1999, $3.5 million is classified as long-term, with the remaining amount classified as cash and cash equivalents or short-term marketable securities.

YEAR 2000 COMPLIANCE

The "Year 2000" problem concerns the inability of existing information systems to properly recognize and process date-sensitive information beyond January 1, 2000. If not corrected, these systems could fail or create erroneous information. The Company has undertaken various initiatives to evaluate and respond to the potential impact of the Year 2000 issue on its computer and other operating systems. A Year 2000 committee has formulated a plan to address the Year 2000 issue. Under this plan, Company personnel have identified business systems that are critical to the

Company's business operations that require testing. The Company has completed testing and remediation of its software products, the software and hardware used in product development, its internal systems, non-information technology systems, the hardware and software tools it uses in its data recovery business and the systems in its satellite offices. The Company has completed this testing and remediation except for certain systems that are being updated for reasons other than Year 2000 compliance. These systems are expected to be tested and remediated by December 31, 1999.

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

After assessing the information received from vendors, customers and other business partners, and evaluating the completion of its Year 2000 project, the Company believes all systems will be compliant and does not anticipate any problems due to the date change. In the event that a system should fail, plans have been developed to allow daily operations to continue.

The Company believes that its expenses for the Year 2000 compliance through September 30, 1999 are not material, and total expenses for compliance are not expected to exceed $100,000.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of the future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for cautionary statements on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1998. Please refer to the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for more information.

                        ONTRACK DATA INTERNATIONAL, INC.


PART II.  OTHER INFORMATION

          ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                (a).    Exhibit 27.1, Financial Data Schedule

                (b).    Reports on Form 8-K.

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



                                   ONTRACK DATA INTERNATIONAL, INC.
                                   --------------------------------
                                             (Registrant)




Date:  November 12, 1999                By:  /s/ Michael W. Rogers
                                        ----------------------------------------
                                        Michael W. Rogers
                                        Chairman and Chief Executive Officer



Date:  November 12, 1999                By:  /s/ Thomas P. Skiba
                                        ----------------------------------------
                                        Thomas P. Skiba
                                        Vice President & Chief Financial Officer