Form 10-K405
period 1999-12-31
ONTRACK DATA INTERNATIONAL INC
filed 2000-03-30
CIK 1022703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________


                           COMMISSION FILE NO. 0-21375

                        ONTRACK DATA INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

          MINNESOTA                                             41-1521650
          ---------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                               9023 COLUMBINE ROAD
                             EDEN PRAIRIE, MN 55347
                     --------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (952) 937-1107
REGISTRANT'S INTERNET ADDRESS:  WWW.ONTRACK.COM
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                                                    COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 21, 2000, assuming as market value the price of $10.0625 per share, the closing sale price on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $51,534,812.

As of March 21, 2000, Ontrack had outstanding 10,038,245 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Proxy Statement for Ontrack's Annual Meeting of Shareholders to be held May 25, 2000 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                            NO.
                                                                           ----


PART I
         Item 1.      BUSINESS...............................................3
         Item 2.      PROPERTIES............................................10
         Item 3.      LEGAL PROCEEDINGS.....................................11
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...11

PART II
         Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS...................................11
         Item 6.      SELECTED FINANCIAL DATA...............................12
         Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...................12
         Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK...........................................18
         Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........19
         Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE...................19

PART III
         Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....19
         Item 11.     EXECUTIVE COMPENSATION................................19
         Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT............................................19
         Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........19
         Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K...........................................20

SIGNATURES..................................................................22

                                     PART I

ITEM 1.    BUSINESS

         ONTRACK Data International, Inc. ("Ontrack" or the "Company"), a leading provider of data availability software and service solutions, helps customers protect, manage, recover and discover their valuable data. Using its hundreds of proprietary tools and techniques, Ontrack is able to recover lost or corrupted data from most operating systems and types of storage devices through its do-it-yourself, remote and in-lab capabilities. With its Electronic Information Management (EIM) business, Ontrack specializes in searching, reconstructing, recovering and producing computer information - such as e-mail and user data - for use in legal matters. Ontrack also offers a line of award-winning software tools to help prevent critical data loss through a broad line of problem-solving, file management and productivity utilities. In addition, Ontrack recently introduced its RapidRecall(TM) line of backup and restore software and services for remote users.

OVERVIEW OF BUSINESS

         Ontrack provides a wide range of computer services and software products that enable users to maintain constant access to their critical data and permit fast recovery from system failure.

         Ontrack's principal business is data recovery. Ontrack can recover lost or corrupted data from nearly all operating systems and types of storage devices, using hundreds of proprietary tools and techniques. Ontrack performs data recoveries for Fortune 500 corporations, governmental agencies, educational and financial institutions, small businesses and individuals. In many cases, Ontrack can perform Remote Data Recovery(TM) services via a modem or Internet connection. In other cases, customers ship disk drives or other storage media to Ontrack for data recovery. Ontrack offers data recovery services in related areas such as Electronic Information Management where Ontrack specializes in searching, reconstructing, recovering and producing computer information for use in legal matters. Ontrack also offers a do-it-yourself data recovery software product; other data access and protection software; and proactive software solutions to help prevent system failures and enable users to maintain access to data. Ontrack believes it is the only company in the world offering such a complete range of data availability products and services. Ontrack's data recovery revenues represented approximately 79 percent of total revenues in 1999, with software revenues representing the balance.

         Since December 31, 1998, Ontrack has leveraged its technologies and expanded its product and service offerings through the following acquisitions and strategic relationships:

         o Ontrack acquired the Tiramisu product line in December 1998 from the German company Plug'n Play Computerberatung GbR and in 1999, re-named it EasyRecovery(TM). EasyRecovery(TM) is a do-it-yourself data recovery product sold primarily over the Internet and is effective in situations where the lost data is relatively easy to recover and does not require the expertise of a data recovery engineer. Sales of EasyRecovery(TM) software totaled approximately $2.4 million in 1999.

         o Ontrack acquired Mijenix Corporation (referred to hereafter as the "Boulder division") in July 1999. This acquisition enhances Ontrack's ability to offer proactive software tools and diagnostics to help customers avoid system failure. The Boulder division has developed several products that enhance the use of Windows-based personal computer systems, including

                  ZipMagic(R), Fix-It Utilities(TM), and Ontrack SystemSuite(TM) software. The Boulder division also recently released a software update management tool called EasyUpdate(TM). The Boulder division had $4.1 million in revenues from the time Ontrack acquired it on July 15, 1999 through the end of the year.

         o In July 1999, Ontrack entered into an OEM agreement with Connected Corporation, a leader in data backup and recovery software and service solutions for personal computers. Under this arrangement, Ontrack is authorized to distribute private-label versions of Connected's award-winning Network Backup and Online Backup solutions. Currently, Ontrack markets these solutions through its direct and Internet sales channels under the RapidRecall(TM) brand name. Ontrack expects to begin generating revenue from sales of RapidRecall(TM) in the first half of 2000.

         Ontrack was incorporated in 1985 under the laws of the State of Minnesota. Ontrack's headquarters are located at 9023 Columbine Drive, Eden Prairie, Minnesota 55347, and its telephone number is (952) 937-1107.

BACKGROUND OF DATA RECOVERY BUSINESS

         The amount of data stored in hard disk drives, floppy disks, CD-ROMs, magnetic tape and other types of storage media has been growing rapidly over the past number of years. The growth in stored data has been fueled in part by the rapid expansion of the installed base of personal computers, midrange computers, servers and mainframes. With this proliferation of storage capacity has come an increased dependence on fast and reliable access to stored data in both the office and the home. Much of the stored data is essential, and sometimes mission-critical, to the user or the user's organization.

         Data can often become inaccessible to the user as a result of a wide variety of either hardware or software failures. Hardware failures involve physical damage to the mechanism that retrieves the data or to the storage media itself, including wear, aging, physical abuse, vandalism or environmental hazards. Software failures involve corruption of the software file structure that makes the data inaccessible, and include user errors, improper or incompatible software installation or computer viruses. In both types of failures, the data often still exists on the storage media but cannot be retrieved by the user.

         In an effort to prevent data loss, users may pursue one or more protective measures. The most common method is to automatically or manually back up data on a routine basis for onsite or offsite storage. Backup systems and other data protection methods have become faster, more effective and more sophisticated in recent years, and computer users have invested heavily in faster drives and storage systems in an attempt to prevent data loss. Now many backup systems, such as disk array (RAID) systems, involve distribution of data across corporate networks to minimize loss in case of a hardware or software failure. Other methods of protecting data include securing access to computer equipment, implementing anti-virus procedures, and developing disaster recovery plans for floods, fires and other natural disasters. All of these methods may be helpful in reducing the likelihood of data loss in certain instances, and the use and effectiveness of these methods is likely to increase in future years. However, these methods are not used by all computer users, and they have not been able to prevent a wide variety of data loss situations from occurring.

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

DATA RECOVERY SERVICES AND PRODUCTS

         In order to address the wide variety of data recovery needs of its customers, Ontrack has developed and offers a broad range of solutions ranging from engineer-assisted services (e.g., in-lab, remote and on-site data recovery services) to do-it-yourself software products. The breadth of its data recovery tools and know- how gives Ontrack the ability to recover data stored on nearly all types of storage media and operating system formats, and to offer creative, customized, real time solutions to customers facing unique data recovery situations.

         Over one hundred times each business day, worldwide data loss inquiries come into Ontrack by a variety of means, including the Internet and telephone. Those who contact Ontrack to report a data loss are connected to a Customer Service Representative who discusses and assesses the data loss situation, describes the available recovery options, and provides pricing information associated with each option.

         Customers requesting engineer-assisted services provide Ontrack access to their data in one or more ways: for in-lab service, they ship their hard disk drive or other storage media by overnight courier to one of Ontrack's in-lab facilities; for Remote Data Recovery service, customers connect their computer system to an Ontrack server via a modem or Internet connection; and for on-site service, Ontrack engineers travel to a customer-identified location. Thereafter, a thorough diagnostic evaluation is performed to determine the nature and cause of the data loss, to quantify and identify data that can be recovered, and to develop a recommended course of action. After reviewing the results of the evaluation, the proposed solution and pricing information with Ontrack, the customer chooses whether to proceed with data recovery. Recoveries are performed using one or more of Ontrack's data recovery tools. These tools include numerous proprietary software programs, specialized devices, fixtures and/or other equipment. The final deliverable - recovered data - is provided in a number of ways: in-lab service delivers it on the customer's preferred choice of media; Remote Data Recovery service repairs and recovers it directly to the customer's originating system media; and on-site service may use either or both methods.

         Data loss customers amenable to do-it-yourself recovery are introduced to Ontrack's EasyRecovery(TM) software product. EasyRecovery(TM) is effective in situations where accessing the lost data does not require the expertise of a data recovery engineer. It can recover files from a variety of hard disk problems, including corrupt FAT tables, inaccessible partitions, virus attacks, and accidental reformatting. During the recovery process, the original media remains unaltered and recovered data is delivered to an independent storage device in order to minimize the risk associated with data reconstruction.

         Ontrack also routinely offers customized services and products to meet the demands of clients in certain specialized markets. For example, the Electronic Information Management (EIM) business unit specializes in searching, reconstructing, recovering and producing select electronic information for use in legal matters. It also provides the expertise and develops technologies for efficiently assisting in large-scale electronic data investigations of diverse computing environments which often include a variety of e-mail and other electronic document applications and a range of computer/storage platforms, such as mainframes, corporate networks and data archival systems.

COMMERCIAL SOFTWARE PRODUCTS

         Ontrack offers a range of software products that allow users to protect their computer equipment in a variety of circumstances.

         RETAIL PRODUCTS

         ONTRACK SYSTEMSUITE(TM) 2000 is a suite of integrated utility products that supports Windows 95, 98, NT and 2000 operating systems and is designed to keep PC systems operating at peak performance. It includes some or all of the functionality found in the EasyUninstall(TM), Fix-It Utilities(TM) and ZipMagic(R) products.

         FIX-IT UTILITIES(TM) 2000 is a software utility program for Windows 95, 98, NT and 2000 that defragments disks, recovers deleted files, cleans and optimizes the Windows registry, provides system monitoring and includes other system administration functionality.

         ZIPMAGIC(R) 2000 is a software program for Windows 95, 98, NT and 2000 that includes a patented method for viewing and handling compressed files. ZipMagic(R) product includes the capability to stop and resume Internet downloads, a DOS command line version, the ability to split self-extracting zip files into predetermined sizes, and anti-virus program support.

         EASYUNINSTALL(TM) 2000 is a software utility program for Windows 95, 98, NT and 2000 that assists users in removing unwanted personal computer files and programs.

         CORPORATE/OTHER PRODUCTS

         RAPIDRECALL(TM) is a remote personal computer backup and recovery software product. It delivers a solution that addresses the data protection, rapid recovery and systems self-repair needs of desktop PCs, mobile users and remote sites. RapidRecall(TM) simultaneously protects computer data ownership interests while eliminating help desk burdens.

         DATAERASER(TM) is a data-scrubbing software program designed to completely erase a personal computer's hard disk of all data. It allows safe recycling of hard drive media without putting confidential information at risk, for example, when a personal computer is re-sold or transferred to another user. Otherwise, data saved on a hard disk remains there even after it is deleted, sent to the recycle bin, or after the drive is reformatted or repartitioned.

         DISK MANAGER(R) DISKGO(TM) is a hard disk drive installation and partitioning utility for personal computers. It facilitates the process of installing replacement or upgrade hard disk drives and also optimizes storage capacity on hard disk drives.

RESEARCH AND DEVELOPMENT

         Ontrack's staff of 65 software developers continually develops and updates Ontrack's data recovery tools and commercial software products. In addition, in the performance of data recovery services, Ontrack's data recovery engineers collaborate with the software developers in creating new tools and procedures. Ontrack will devote additional software development resources to developing new software products related to the data recovery and protection business.

SALES AND MARKETING

         Ontrack has historically generated a large proportion of its data recovery revenue as a result of general name recognition, referrals from existing customers, OEM's and corporate referral partners and advertising. Ontrack believes it must expand and refine its marketing efforts to achieve growth in the data recovery business. Ontrack continues to develop and support its Web site (www.ontrack.com) and will focus on Internet-related marketing. The EasyRecovery(TM) software product is principally marketed over the Internet. RapidRecall(TM) and retail software products are also marketed over the Internet. Ontrack plans to develop further services and products that will serve the needs of a range of potential customers visiting the Web site.

         Ontrack has dedicated sales and marketing resources to obtain referral relationships with other service companies and corporate partners who offer Ontrack data recovery services and products to their customers and promote them within their organizations. Ontrack's EIM business is promoted through its sales force to large corporations and law firms. Ontrack also promotes all its services and products through e-mail campaigns, periodicals and trade journals and participates in selected industry trade shows.

         Ontrack markets its retail software products through its retail sales force, which deals principally with distributors who then sell Ontrack products into the retail channels. Ontrack plans to use its sales force to market its retail products into the corporate market through the sale of site licenses.

         Ontrack markets Disk Manager(R) through its sales force which attempts to maintain and expand relationships with hard disk drive manufacturers for sales on an OEM basis. Ontrack will be marketing RapidRecall(TM) through its sales force which will sell the software into corporate markets.

CUSTOMERS

         Ontrack provides data recovery services and products to a broad range of customers, including Fortune 500 companies, governmental agencies, educational and financial institutions, as well as small businesses and individuals.

         Ontrack's retail software products are sold to third party distributors who then resell the products into retail stores. They are also available through the Internet. Disk Manager(R) is sold principally on an OEM basis to hard disk drive manufacturers.

         No single customer accounted for 10% or more of Ontrack's revenues in 1999, 1998 or 1997.

COMPETITION

         The data recovery market is currently served by a large number of relatively small, independent service providers. Competition among these firms is intense and barriers to entry are low for competitors seeking to offer data recovery services and products. Ontrack believes that the broad range of products and services offered by Ontrack, its experience with data storage, its substantial investment in personnel, its data recovery tools, do-it-yourself software and its Remote Data Recovery capabilities provide it with a significant competitive advantage. Ontrack believes that the primary competitive factors in the data recovery business are name recognition, the effectiveness of the data recovery services, the ability to operate within a large number of operating environments with a variety of storage media, the timeliness of the services, the number of emergency and custom services provided, and cost.

         The computer software industry is highly competitive and characterized by significant and rapid technological advances. Ontrack's retail software products compete with products offered by much larger companies such as Network Associates and Symantec. These competitors have greater economic resources and more name and brand recognition than Ontrack and there can be no guarantee that Ontrack's products will compete successfully in the future. Ontrack currently sells the vast majority of its Disk Manager software to hard disk drive manufacturers on an OEM basis, and there is no assurance that any such relationships will continue. Developers of competing software may offer their products to the OEMs and retail customers at prices lower than those of Ontrack's products. This price competition may cause Ontrack to lose OEM or retail customers or may force Ontrack to lower its prices, which could have an adverse effect on software revenues and margins.

         The markets in which Ontrack competes are characterized by rapid technological changes, changing customer needs and frequent new software product introductions. In addition, higher capacity drives and improved operating systems are being designed and marketed, and many businesses are investing in the development of in-house automatic data backup systems and improved data storage technologies. Ontrack must continue to develop and market enhanced versions of its products and add service and product offerings which complement new technologies and customer needs.

PROPRIETARY TECHNOLOGY

         Ontrack currently relies on a combination of copyright and trade secret laws, non-disclosure agreements and other methods to protect its proprietary technology. Ontrack has applied for patents in the United States and other countries relating to technology used in and in conjunction with its Remote Data Recovery solution. In addition, the intellectual property acquired with the Boulder division included one United States patent and patent applications filed in the United States and other countries for technology generally associated with the ZipMagic(R) product. There can be no assurance that any meaningful patent protection will result from this patent and/or these patent applications or that systems or methods disclosed in the patent and/or patent applications do not infringe any third party patents or copyrights. Furthermore, there can be no assurance that any patent or future patents acquired by Ontrack will be of sufficient scope or strength to provide meaningful protection of its products and technologies.

         Ontrack's proprietary technology involves the use of copyrightable material such as computer software. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy Ontrack's products and processes or to reverse engineer or obtain and use information that Ontrack regards as proprietary. Ontrack also relies on proprietary processes and techniques, materials expertise and trade secrets applicable to the computer data recovery industry. Ontrack believes these proprietary rights may provide it with a competitive advantage as important, if not more important, to Ontrack as patent protection. There can be no assurance that protective measures taken by Ontrack will provide Ontrack with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure.

COMPANY OFFICES

         Ontrack's headquarters are located in Eden Prairie, Minnesota. In addition, Ontrack has offices in Los Angeles, California, Washington, D.C., Boulder, Colorado, New York, New York, London, England, Stuttgart, Germany, and Paris, France. Each of Ontrack's facilities has stand alone data recovery capabilities, except for the Boulder, Colorado, office, which develops, markets and sells Ontrack's retail software products, and the Paris office, which is strictly a sales office. Ontrack also offers data recovery, data conversion and consulting services in Tokyo, Japan through a licensing arrangement with Y-E Data, a subsidiary of Yaskawa Electric, Inc., a major technology company.

EMPLOYEES

         As of December 31, 1999, Ontrack had a total of 337 full time employees, including 96 in data recovery engineering, 65 in software development, 91 in sales and marketing, 18 in customer support and 67 in administration and finance. None of Ontrack's employees are represented by a labor union or are subject to a collective bargaining agreement. Ontrack has never experienced a work stoppage and believes its employee relations are good.

         The success of Ontrack depends in large part upon its ability to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense. There can be no assurance that Ontrack will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS

         The executive officers of Ontrack are as follows:


  NAME                            AGE             POSITION WITH ONTRACK
  ----                            ---             ---------------------
Michael W. Rogers.............     44    Chairman and Chief Executive Officer
Lee B. Lewis..................     53    Vice President, General Manager and Director
Gary S. Stevens...............     43    Senior Vice President, Engineering and Director
Thomas P. Skiba...............     44    Vice President and Chief Financial Officer
John M. Bujan.................     55    Vice President, General Counsel and Secretary
Jeffrey J. May................     57    Vice President, Product Management
Pierre Michel Kronenberg......     38    Chief Technology Officer


         MICHAEL W. ROGERS has served as Chief Executive Officer of Ontrack since 1986 and as Chairman since 1989. Additionally, Mr. Rogers has served as a Director of Ontrack since 1985 and from 1989 to May 1996 as Chief Financial Officer. From 1980 to 1985, Mr. Rogers was employed by Control Data Corporation ("CDC"), where he served as a Senior Developer of diagnostic software routines and as a Senior Electrical Engineer and an Electrical Engineer for software and hardware development. From 1978 to 1980, he was an

Associate Engineer with Westinghouse Bettis Atomic Power Laboratory, a subsidiary of Westinghouse Electric Corporation.

         LEE B. LEWIS has served as Vice President and General Manager of Ontrack since February 2000 and served as Ontrack's President and Chief Operating Officer from February 1999 to February 2000. He has also served as a Director since May 1999. From 1993 to 1998, Mr. Lewis was employed by Ancor Communications, Inc., most recently as Vice President, Administration. From 1982 to 1993, Mr Lewis was employed by Magnetic Data, Inc. in various positions, most recently as Vice President/General Manager of the Minnesota Division.

         GARY S. STEVENS has served as Senior Vice President, Engineering and as a Director of Ontrack since 1985. From 1979 to 1985, Mr. Stevens was a designer and diagnostic programmer of disk subsystems for CDC.

         THOMAS P. SKIBA has served as Vice President and Chief Financial Officer of Ontrack since May 1996. From 1992 to April 1996, Mr. Skiba was Chief Financial Officer of IVI Publishing, Inc.

         JOHN M. BUJAN has served as General Counsel and Secretary to Ontrack since March 1996 and Vice President since October 1999. From 1981 to March 1996, Mr. Bujan was the principal of John M. Bujan, P.A., an Edina, Minnesota law firm concentrating in business and commercial matters and computer software licensing. From 1985 through March 1996, John M. Bujan, PA. provided legal services to Ontrack.

         JEFFREY J. MAY has served as Vice President, Product Management since June 1999. From 1997 to June 1999, Mr. May was self-employed as a consultant. From 1988 to 1997, Mr. May was the owner and Chief Executive Officer of Fitness Master, Inc. From 1990 to 1991, Mr. May was employed by Digital Equipment Corporation, most recently as General Manager of their Thin Film Head Division. From 1987 to 1989, Mr. May was employed by Lafe Magnetics, Ltd., most recently as Vice President of US Business Activities.

         PIERRE MICHEL KRONENBERG has served as Ontrack's Chief Technology Officer since February 2000 and has been employed by Ontrack since July 1999. Prior to that time, Mr. Kronenberg was the Chief Technical Officer of Mijenix Corporation.

ITEM 2.    PROPERTIES

         Ontrack maintains its headquarters in Eden Prairie, Minnesota, in approximately 62,200 square-foot leased facilities, under a lease expiring in September 2009. Ontrack also leases approximately 7,200 square feet of space in Los Angeles under a lease expiring in July 2001; approximately 7,800 square feet of space in Washington, D.C. under a lease that expires in June 2003; approximately 6,000 square feet of space in the New York metropolitan area under a lease which expires in July 2001; and approximately 8,300 square feet in Boulder, Colorado under a lease that expires in December 2000.

         Ontrack also leases approximately 5,600 square feet of space under a lease which expires in November 2005 and another 5,200 square feet of space under a lease which expires in April 2008 for its office in London. Additionally, approximately 8,600 square feet of space is leased for its office in Stuttgart under a lease which expires in October 2001 and approximately 500 square feet of space in Paris office under a month-to-month lease.

         The Minneapolis, Washington, D.C., New York and Stuttgart leases each have a three-to-five year option for extension. The Boulder, Colorado, lease has two three-year renewal options.

ITEM 3.    LEGAL PROCEEDINGS

         From time to time, Ontrack has been, or may in the future become, involved in litigation proceedings incidental to the conduct of its business. There is currently no litigation pending which could reasonably be expected to have a material adverse effect on Ontrack.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.










                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         Ontrack trades in the NASDAQ National Market under the symbol "ONDI". As of March 27, 2000, Ontrack had approximately 91 shareholders of record. Ontrack has been informed however that there are in excess of 3,600 beneficial owners of Ontrack common stock.

         High and low closing quarterly sale prices for 1999 and 1998 were as follows:


              First Quarter    Second Quarter   Third Quarter    Fourth Quarter
              -------------    --------------   -------------    --------------
1999:
-----
High             $  6.50           $  4.94         $  5.94          $ 13.25
Low              $  3.81           $  3.56         $  4.13          $  5.13
1998:
-----
High             $ 24.38           $ 18.25         $ 14.00          $  9.63
Low              $ 14.25           $ 11.94         $  6.63          $  6.38


         Ontrack paid no dividends in 1998 and 1999 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Ontrack intends to retain any future earnings for use in business development.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

                                                                                Year Ended December 31
                                            --------------- --------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME                      1999             1998            1997           1996           1995
                                                     ------           ------          ------         ------         -----
DATA:
Data recovery revenues....................          $34,128         $ 29,205        $ 26,689       $ 19,654       $ 12,048
Software revenues.........................            9,244            6,636           8,560          7,109          5,097
Total revenues............................           43,372           35,841          35,249         26,763         17,145
Gross margin..............................           32,766           28,512          29,491         22,241         14,079
Operating expenses........................           26,832           22,531          22,091         17,609         10,614
Operating income..........................            5,934            5,981           7,400          4,632          3,465
Net income................................            4,677            5,198           5,656          3,124          2,205
Net income per share - diluted............          $  0.47        $    0.52       $    0.56       $   0.38      $    0.28

                                                                             December 31
                                            ------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                      1999             1998            1997           1996           1995
                                                     ------           ------          ------         ------         -----
Cash, cash equivalents and short-
term marketable securities................          $28,705         $ 33,596        $ 32,176       $ 22,684        $ 2,028
Working capital...........................           31,239           35,914          31,745         22,198          2,896
Total assets..............................           55,841           46,449          45,125         36,635          6,861
Total liabilities.........................            6,810            3,669           5,794          4,229          1,753
Convertible Redeemable Preferred
Stock.....................................               --               --              --             --          5,231
Total shareholders' equity
 (deficit)...............................            49,301         $ 42,780        $ 39,331       $ 32,406        $  (123)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Ontrack's data recovery revenues are derived principally from the performance of data recovery services and the sale of data recovery products. The principal factors affecting data recovery service revenues are the number and type of data recovery jobs Ontrack performs during the period. Ontrack's data recovery revenues are dependent on the occurrence of numerous isolated data loss events and on potential customers' decisions to use Ontrack's services and products when a data loss occurs.

         Up through the second quarter of 1999, software revenues were derived principally from royalties on the distribution of Disk Manager(R) software by hard disk drive OEMs in their disk drive products sold through distribution channels. Although Disk Manager(R) software continues to be used in greater quantities, the price per unit charged to the OEMs has been decreasing rapidly. Beginning in the third quarter of 1999, software revenues include sales of retail software products of Ontrack's newly acquired Boulder division. Ontrack acquired the Boulder division in July 1999.

         International revenues consist of data recovery services and products from Ontrack's wholly-owned subsidiaries in London, England, Stuttgart, Germany, and Paris, France and royalties from the license of Ontrack's data recovery technology in Japan to Y-E Data, a Japanese company. Total international revenues were 21%, 22% and 20% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. In fiscal 2000, the London and Stuttgart offices will begin distribution of Ontrack's retail products and RapidRecall(TM).

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES

         DATA RECOVERY SERVICES AND PRODUCTS. Data recovery services and products revenue increased 17% to $34.1 million from $29.2 million in 1998. Data recovery services and products revenues consist of the following:


                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                              1999               1998
                                              ----               ----
                                             (Amounts in thousands)

In-lab recovery services                     $25,356           $27,108
Remote recovery services                       1,826               736
Do-it-yourself data recovery software          2,392
Electronic information management              4,554             1,361
                                             -------           -------
                  Total                      $34,128           $29,205
                                             =======            ======


         Beginning in late 1998 and continuing throughout 1999, Ontrack has been leveraging its data recovery technology into new areas of data availability services and products. In-lab recovery is Ontrack's traditional service whereby a storage device is physically worked on either in one of Ontrack's data recovery labs, or directly at the customer's site. Remote recovery is a process whereby Ontrack can recover data in certain situations by working on the customers' storage device through the use of a modem, or through the Internet. This saves the customer valuable time and effort in that the storage device does not have to leave the customer's premises. In 1999, Ontrack greatly expanded its remote capabilities and as a result, these revenues increased 148%.

         In late 1998, Ontrack acquired a do-it-yourself data recovery software product line from a German Company for approximately $2.1 million. The product, EasyRecovery(TM), is sold through the Internet, and is intended for customers who have experienced data loss and are interested in recovering their data themselves.

         Electronic Information Management revenues consist of services related to searching, reconstructing, recovering and producing computer information for use in legal matters. The 234% increase in revenue is attributable to increased awareness of Ontrack's services. This increased awareness resulted in one large job, which generated approximately $2.5 million in the second half of 1999. The experience gained on this particular job has positioned Ontrack to pursue other similar opportunities.

         SOFTWARE. In 1998, software revenue consisted entirely of sales of Disk Manager(R) product, a utility software that assists users in the installation of hard disk drives. In July 1999, Ontrack acquired its Boulder division which offers proactive software tools and diagnostics to help customers avoid failures of their Windows-based personal computer systems. The Boulder division products are sold principally through the retail channels.

         Software revenues in 1999 increased 39% to $9.2 million compared to $6.6 million in 1998. The increase is a net result of $4.1 million of revenue generated by the Boulder division combined with a 23% decline in the sales of Disk Manager(R) software. While Disk Manager(R) software continues to contribute strong operating margins, downward pricing pressure continues from our main customers, the disk drive manufacturers.

         GROSS MARGINS

         DATA RECOVERY SERVICES AND PRODUCTS. Gross margins on data recovery services and product revenues were 74% in 1999 compared to 79% in 1998. The decrease is due to the inclusion of amortization of capitalized software related to the acquired do-it-yourself data recovery product line, material costs related to the large Electronic Information Management job completed in the second half of the year, and increased engineering labor costs.

         SOFTWARE. Gross margins on software revenues were 79% in 1999 compared to 81% in 1998. The reduction is due to the addition of the retail products, which have lower margin percentages than the royalties received on sales of Disk Manager(R). As the retail products become an increasing component of software revenue we expect software margins to be in the 70 to 75% range.

         OPERATING EXPENSES

         Total operating expenses, excluding goodwill and terminated merger expenses, were $25.4 million in 1999 compared to $22.5 million in 1998, an increase of 13 %. The increase was due almost entirely to expenses at our newly acquired Boulder division.

         RESEARCH AND DEVELOPMENT. As a percentage of revenues, research and development expenses were 16% in 1999 compared to 18% in 1998. The decreased percentage is due to the increase in consolidated revenue.

         SALES AND MARKETING. As a percentage of revenues, sales and marketing expenses were 24% in 1999 compared to 25% in 1998. The slight decline in percentage is due to the increase in consolidated revenues.

         GENERAL AND ADMINISTRATIVE. As a percentage of revenues, general and administrative expenses were 18% in 1999 compared to 20% in 1998. The decreased percentage is also due to the increase in consolidated revenues.

         GOODWILL. Effective July 16, 1999, Ontrack completed its acquisition of the Boulder division. The purchase price of $7.9 million consisted of $6.7 million in cash and 215,345 shares of Ontrack common stock valued at $1 million. The terms of the purchase contain an earn-out whereby the former shareholders of the Boulder division will receive additional consideration if certain financial goals are met in 1999. Ontrack has estimated that the additional consideration will approximate $726,000 and has accrued this amount as part of the purchase price as of December 31, 1999.

         Net goodwill as of December 31, 1999 is $7.3 million and is being amortized over a period of 60 months.

         TERMINATED MERGER COSTS. In November 1999, Ontrack agreed to be acquired by Legato Systems, Inc. In January 2000, the merger agreement was terminated. Ontrack's expenses related to the merger totaled $675,000 and consisted of fees paid to its investment banker, law firms and independent accountants, as well as printing and filing fees. These one-time expenses are shown as a separate component of operating expenses.

         INTEREST AND OTHER INCOME

         The decrease in interest and other income for the year is principally due to exchange differences resulting from currency fluctuations in the value of the Euro against the US Dollar.

         PROVISION FOR INCOME TAXES

         Ontrack's effective tax rate in 1999 was 33% compared to 31% in 1998. The effective rate is lower than the statutory rate because of the impact of tax-exempt interest income earned on investments and research and development credits. The increase in the 1999 effective tax rate is a result of tax-exempt interest being a smaller percentage of pre-tax income in 1999.

         DILUTED NET INCOME PER SHARE

         Diluted net income per share decreased to $.47 in 1999 from $.52 in 1998. The decrease was due solely to a decrease in net income.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         REVENUES

         Service revenues increased 9% to $29.2 million in 1998 from $26.7 million in 1997. Historically, Ontrack had seen consistent growth in its service revenues. However, beginning in the fourth quarter of 1997 and continuing throughout 1998, Ontrack's service revenues have been flat. Quarterly service revenues for the past six quarters were as follows (in millions):


                  1997                                                         1998
---------------------------------------- ---------------------------------------------------------------------------------
         Q3                  Q4                  Q1                   Q2                  Q3                   Q4
-------------------- ------------------- -------------------  ------------------- -------------------  -------------------
       $ 7.2                $ 7.3              $ 7.2                $ 7.2               $ 7.6                $ 7.2


Ontrack believes the factors contributing to the lack of growth in its data recovery service business include the following:

o The number of data recovery opportunities at the high end of the market has declined as a result of investments by potential customers in storage and back-up technologies.

o There has been an increase in the number of small companies performing low end data recovery services. Although the technology of these companies does not match that of Ontrack, they have had a negative impact upon service revenue growth.

o Ontrack has not had a service or product for customers who preferred a low cost, do-it-yourself solution to data loss, and many potential customers looked elsewhere for a solution.

In 1999, Ontrack plans to undertake several initiatives in order to grow its revenues, including diversification of its current business and promotion of its do-it-yourself data recovery software product and Remote Data Recovery business. There is no assurance that Ontrack's strategies to enhance its growth in service revenues will be successful in the near term, or at all.

         Software revenues decreased 23% to $6.6 million in 1998 from $8.6 million in 1997. Disk Manager(R) is Ontrack's principal software product and comprised 92% and 87% of software revenue in 1998 and 1997. The decrease in Disk Manager(R) revenue was attributed to lower per unit prices for Disk Manager(R) charged by Ontrack due to pricing pressure from the OEMs.

         GROSS MARGINS

         SERVICES. Gross margins on service revenues were 79% in 1998 compared to 83% in 1997. In 1997 Ontrack decided that in order to support the growth in service business that it anticipated, it needed to add people and expand geographically. Accordingly, in late 1997 and 1998, Ontrack opened new offices in San Jose, California, the New York City area, and Paris, France. These new offices required additional staff and along with headcount expansions in its other locations, resulted in Ontrack's worldwide headcount growing from 236 in January, 1997 to 293 in January, 1998, to 311 by the end of December, 1998. These increases coupled with slower growth in service revenues caused Ontrack's service gross margin percentage to decline to 76% in the 4th quarter of 1998.

         SOFTWARE. Gross margins on software revenues were 81% in 1998 compared to 84% in 1997. The decreased percentage was attributed to lower per unit prices on royalty revenues. As revenues from Disk Manager(R) software continue to decline, Ontrack expects its software margin percentage also to decline.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 6% to $6.5 million in 1998 from $6.9 million in 1997. As a percentage of revenue, research and development expenses were 18% in 1998 and 20% in 1997. The decline was due principally to lower incentive compensation, as Ontrack did not achieve its targeted revenue and profit goals.

         Ontrack's research and development efforts are expended primarily in four main areas: the development of new data recovery tools and techniques, the development and continued expansion of its Remote

Data Recovery capabilities, continued upgrading and maintenance of its primary software product, Disk Manager(R), and research into new products and services. Ontrack expects to allocate more of its research and development resources towards the development of new products and services in future periods.

         SALES AND MARKETING. Sales and marketing expenses increased 14% to $9.0 million in 1998 from $7.9 million in 1997. As a percentage of revenues, sales and marketing expenses were 25% in 1998 and 23% in 1997. The increase in sales and marketing dollars was due to three main factors: (1) efforts to increase Ontrack's base of corporate and service partners who refer data loss situations to Ontrack, ( 2) efforts to obtain awareness of Ontrack's Remote Data Recovery capabilities, and (3) increased efforts in Europe with the Stuttgart, Germany office's first full year of operations and the opening of a sales office in Paris, France. The increase in such expenses as a percentage of sales was due to the lower than anticipated increase in service revenues and decline in software revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 3% to $7.0 million in 1998 from $7.2 million in 1997. As a percent of revenues, general and administrative expenses were 20% in 1998 and 21% in 1997. The decreases arose principally from lower incentive compensation due to Ontrack not achieving its targeted revenue and profit goals.

         INTEREST AND OTHER INCOME

         Interest and other income increased to $1.5 million in 1998 from $1.1 million in 1997. The increase was due to increased cash and marketable securities balances throughout 1998 compared to 1997.

         PROVISION FOR INCOME TAXES

         Ontrack's effective tax rate was 31% in 1998 compared to 34% in 1997. The decrease in the rate for 1998 was due principally to tax exempt interest earnings being a higher percentage of pre-tax income in 1998 compared to 1997. Corporate statutory tax rates in England approximated those in the United States for these periods while the German statutory tax rate for 1998 was approximately 42%.

         DILUTED NET INCOME PER SHARE

         Diluted net income per share decreased 7% to $0.52 in 1998 from $0.56 in 1997. The decrease was due to lower net income.

YEAR 2000

         Ontrack's expenses to address Y2K compliance issues were approximately $100,000. Ontrack did not experience any significant difficulties as a result of the date change to the new millennium. Although Ontrack has not experienced any significant Y2K problems to date, Ontrack plans to continue to monitor the situation closely.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow from operations was $7.8 million in 1999, $4.8 million in 1998 and $8.3 million in 1997. Cash flow from operations before the effect of changes in current assets and liabilities was $8.5 million in 1999, $7.4 million in 1998, and $7.6 million in 1997.

         Cash used in investment activities was primarily for the Boulder division acquisition discussed above, and for the purchase of leasehold improvements, furniture and equipment relating to Ontrack's new headquarters which it began leasing in September 1999.

         At December 31, 1999 Ontrack has $32.0 million of cash, cash equivalents, short-term investments and long-term investments, the majority of which is invested in high-grade taxable and tax exempt government securities. Ontrack expects to seek opportunities to expand its business through acquisitions; however there are currently no commitments, agreements or understandings for any such acquisitions.

         Ontrack expects that its current cash and investments along with cash generated from its operations will be adequate to meet its capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Information included in this Form 10-K, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases, which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-K, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and Ontrack must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) Ontrack intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) Ontrack's software revenues depend on disk drive shipments by OEM's; trends in the disk drive industry; and the risks inherent in the retail product markets (including product returns and changing customer demands), which Ontrack cannot control;
(5) Ontrack has introduced and intends to introduce new products (such as RapidRecall) and there can be no assurance of market acceptance of any such product; and (6) Ontrack depends to a large degree on its ability to attract and retain technical personnel.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Ontrack has three foreign subsidiaries, located in England, Germany, and France and generates approximately 20% of its revenues outside of North America. Ontrack's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business. The impact of the stronger U.S. dollar on the translation of foreign currency- denominated sales and related gross profit thereon was not material in 1999, 1998 and 1997.

         Ontrack experiences foreign currency gains and losses, which are reflected in Ontrack's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of Ontrack's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts. The net exchange gain or loss arising from this was not material in 1999, 1998 and 1997. Ontrack anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets of Ontrack as of December 31, 1999 and 1998, and related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the two years in the period ended December 31, 1999 and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants, and the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the year ended December 31, 1997 and notes thereto have been audited by PricewaterhouseCoopers LLP, independent accountants. These consolidated financial statements begin on page F-1, following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in Ontrack's 2000 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding the executive officers of Ontrack is included under "Business - Executive Officers" in Part I of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

         The information set forth in the 2000 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the 2000 Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth in the 2000 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits.
         --------

Exhibit
Number   Description
------   -----------

2.1 Asset Purchase Agreement dated December 14, 1998 between Ontrack and Plug'n Play Computeraberatung GbR (Incorporated by reference to Exhibit
         2.1 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998.)
3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Ontrack's Registration Statement on Form SB-2 (File No. 333-05470C) as declared effective by the Commission on October 21, 1996 (the "Form SB-2")).
3.2      Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Form
         SB-2).
10.1 1996 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8, filed on September 27, 1999, SEC File No. 333-87873).
10.2 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Form SB-2).
10.3     Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
         10.3 to the Form SB-2).
10.4 License Agreement dated November 17, 1994 between Ontrack and Y-E Data, Inc. (incorporated by reference to Exhibit 10.5 to the Form SB-2).
10.7     Employment Agreement dated August 6, 1996 between Ontrack and Michael
         W. Rogers. (incorporated by reference to Exhibit 10.8 to the Form
         SB-2).
10.8 Employment Agreement dated August 6, 1996 between Ontrack and Gary S. Stevens (incorporated by reference to Exhibit 10.9 to the Form SB-2).
10.9 Letter Agreement dated April 11, 1996 between Ontrack and Thomas P. Skiba (incorporated by reference to Exhibit 10.11 to the Form SB-2), as amended by letter dated February 2, 2000 (filed herewith).
10.10 Letter Agreement dated February 28, 1996 between Ontrack and John M. Bujan (incorporated by reference to Exhibit 10.12 to the Form SB-2), as amended by letter dated February 2, 2000 (filed herewith).
10.11 Commercial Note, Revolving Loan Agreement, Security Agreement and Arbitration Agreement, each dated as of July 31, 1996, between Ontrack and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit
         10.15 to the Form SB-2) and amendment dated August 18, 1998 (incorporated by reference to Exhibit 10.12 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998.)
10.12 Form of License Agreement with OEM Customers (incorporated by reference to Exhibit 10.16 to the Form SB-2).
10.13 Letter Agreement dated February 9, 1999 between Ontrack and Lee B. Lewis (incorporated by reference to Exhibit 10.14 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998.).
10.14 Lease Agreement dated September 21, 1998 between Liberty Property Limited Partnership and Ontrack for new Company offices, as amended by First Amendment to Lease dated January 26, 1999 (incorporated by reference to Exhibit 10.16 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998.)
10.15 Stock Purchase Agreement dated as of July 7, 1999 by and among Ontrack, Mijenix Corporation and Jennifer Kronenberg (incorporated by reference to Exhibit 2.1 to the Form S-3 filed on September 27, 1999, SEC File No. 333-87871).
21.1     Subsidiaries of Ontrack (filed herewith).
23.1     Consent of Grant Thornton LLP (filed herewith).

23.2     Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1     Power of Attorney, included in the Signature Page.
27.1     Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K. On December 6, 1999, Ontrack filed a Current Report on Form 8-K to report under Item 5 that Ontrack had entered into an agreement and Plan of Merger with Legato Systems, Inc. The merger was terminated in January 2000.

(c) Financial statements and schedules filed as part of this 10-K:
    See Index to Financial Statements on Page F-1 and page S-1 containing
    Schedule II (Valuation and Qualifying Accounts) following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                       ONTRACK DATA INTERNATIONAL, INC.


                                       By  /s/ Michael W. Rogers
                                         ---------------------------------------
                                         Michael W. Rogers, Chairman and
                                         Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities indicated, on March 30, 2000.

Signature                        Title
---------                        -----


/s/ Michael W. Rogers            Chairman and Chief Executive
----------------------------     Officer (principal executive officer)
Michael W. Rogers


/s/ Thomas P. Skiba              Vice President and Chief Financial Officer
----------------------------     (principal financial and accounting officer)
Thomas P. Skiba


/s/ Gary S. Stevens              Senior Vice President, Engineering and Director
----------------------------
Gary S. Stevens


/s/ Roger D. Shober              Director
----------------------------
Roger D. Shober


/s/ Robert M. White              Director
----------------------------
Robert M. White, Ph.D.


/s/ John E. Pence                Director
----------------------------
John E. Pence


/s/ Lee B. Lewis                 Vice President, General Manager and Director
----------------------------
Lee B. Lewis

                                      INDEX


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS  -
   GRANT THORNTON LLP....................................................... F-2

REPORT OF INDEPENDENT ACCOUNTANTS  -
   PRICEWATERHOUSECOOPERS LLP............................................... F-3

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS.............................................. F-4

   CONSOLIDATED STATEMENTS OF INCOME........................................ F-5

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.......................... F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS.................................... F-7

   NOTES TO FINANCIAL STATEMENTS............................................ F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
ONTRACK Data International, Inc.

         We have audited the accompanying consolidated balance sheets of ONTRACK Data International Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ONTRACK Data International Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

         We have also audited Schedule II of Ontrack Data International Inc. and subsidiaries for each of the two years in the period ended December 31, 1999. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP

Minneapolis, Minnesota
February 3, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ONTRACK Data International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of ONTRACK Data International, Inc. and its subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of ONTRACK Data International, Inc. for any period subsequent to December 31, 1997.



/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 4, 1998

                        ONTRACK DATA INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    December 31,
                                                              -----------------------
ASSETS                                                           1999          1998
                                                              ---------     ---------
CURRENT ASSETS:
   Cash and cash equivalents                                  $  14,992     $  14,724
   Marketable securities                                         13,713        18,872
   Accounts receivable, net                                       6,382         3,759
   Deferred income taxes and other current assets                 2,962         2,228
                                                              ---------     ---------

                TOTAL CURRENT ASSETS                             38,049        39,583

Long-term marketable securities                                   3,323           716
Furniture and equipment, net                                      6,002         4,019
Intangibles, net                                                  8,467         2,131
                                                              ---------     ---------

                TOTAL ASSETS                                  $  55,841     $  46,449
                                                              =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $   2,927     $     782
   Accrued income taxes                                             279           810
   Other accrued expenses                                         3,604         2,077
                                                              ---------     ---------

                TOTAL CURRENT LIABILITIES                         6,810         3,669

COMMITMENTS AND CONTINGENCIES                                        --            --

SHAREHOLDERS' EQUITY:
   Preferred stock; $.01 par value; 1,000 shares
      authorized; no shares issued or outstanding                    --            --

   Common stock; $.01 par value; 25,000 shares
      authorized; 10,023 and 9,697 shares issued
      and outstanding at December 31, 1999 and 1998                 100            97

   Additional paid-in capital                                    30,732        29,131

   Retained earnings                                             18,207        13,530

   Accumulated translation adjustment                                (8)           22
                                                              ---------     ---------

                TOTAL SHAREHOLDERS' EQUITY                       49,031        42,780
                                                              ---------     ---------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  55,841     $  46,449
                                                              =========     =========


The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Years ended December 31,
                                            --------------------------------
                                              1999        1998         1997
                                            --------    --------    --------
REVENUES:
   Data recovery services and products      $ 34,128    $ 29,205    $ 26,689
   Software                                    9,244       6,636       8,560
                                            --------    --------    --------

                TOTAL REVENUES                43,372      35,841      35,249

COST OF REVENUES:
   Data recovery services and products         8,704       6,064       4,415
   Software                                    1,902       1,265       1,343
                                            --------    --------    --------

                TOTAL COST OF REVENUES        10,606       7,329       5,758
                                            --------    --------    --------

GROSS MARGIN                                  32,766      28,512      29,491

OPERATING EXPENSES:
   Sales and marketing                        10,527       9,023       7,934
   Research and development                    7,092       6,499       6,922
   General and administrative                  7,746       7,009       7,235
   Amortization of goodwill                      792          --          --
   Terminated merger costs                       675          --          --
                                            --------    --------    --------

                TOTAL OPERATING EXPENSES      26,832      22,531      22,091
                                            --------    --------    --------

OPERATING INCOME                               5,934       5,981       7,400

Interest and other income                      1,047       1,523       1,115
                                            --------    --------    --------

INCOME BEFORE INCOME TAXES                     6,981       7,504       8,515

Provision for income taxes                     2,304       2,306       2,859
                                            --------    --------    --------

NET INCOME                                  $  4,677    $  5,198    $  5,656
                                            ========    ========    ========

NET INCOME PER SHARE
   BASIC                                    $   0.48    $   0.53    $   0.58
   DILUTED                                  $   0.47    $   0.52    $   0.56

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC                                       9,825       9,860       9,816
   DILUTED                                     9,942      10,020      10,105


The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                   Common stock          Additional   Accumulated
                                             -----------------------      paid-in     translation     Retained
                                               Shares      Amount         capital      adjustment     earnings      Total
                                             ---------     ---------     ---------     ---------     ---------    ---------
BALANCES AT JANUARY 1, 1997                      9,789     $      98     $  29,599     $      33     $   2,676    $  32,406
   Exercise of stock options                       100             1           338            --            --          339
   Tax benefit from exercise of
     nonqualified stock options                     --            --           628            --            --          628
   Stock purchased through Employee Stock
     Purchase Plan                                  21            --           315            --            --          315
   Translation adjustment                           --            --            --           (13)           --          (13)
   Net income                                       --            --            --            --         5,656        5,656
                                             ---------     ---------     ---------     ---------     ---------    ---------
BALANCES AT DECEMBER 31, 1997                    9,910            99        30,880            20         8,332       39,331
   Exercise of stock options                        59             1           192            --            --          193
   Tax benefit from exercise of
     nonqualified stock options                     --            --           122            --            --          122
   Stock purchased through Employee Stock
     Purchase Plan                                  31            --           326            --            --          326
   Repurchase of common stock                     (303)           (3)       (2,389)           --            --       (2,392)
   Translation adjustment                           --            --            --             2            --            2
   Net income                                       --            --            --            --         5,198        5,198
                                             ---------     ---------     ---------     ---------     ---------    ---------
BALANCES AT DECEMBER 31, 1998                    9,697            97        29,131            22        13,530       42,780
   Exercise of stock options                        48             1           364            --            --          365
   Stock purchased through Employee Stock
     Purchase Plan                                  63            --           239            --            --          239
   Stock issued in acquisition                     215             2           998            --            --        1,000
   Translation adjustment                           --            --            --           (30)           --          (30)
   Net income                                       --            --            --            --         4,677        4,677
                                             ---------     ---------     ---------     ---------     ---------    ---------
BALANCES AT DECEMBER 31, 1999                   10,023     $     100     $  30,732     $      (8)    $  18,207    $  49,031
                                             =========     =========     =========     =========     =========    =========


The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                    Years ended December 31,
                                                             -------------------------------------
                                                                1999          1998          1997
                                                             ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   4,677     $   5,198     $   5,656
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                              2,088         2,230         1,930
       Capitalized software amortization                           941            --            --
       Goodwill amortization                                       792            --            --
       Deferred income taxes                                      (137)         (225)         (309)
       Provision for doubtful accounts and returns                 680          (375)          279
       Changes in operating assets and liabilities:
         Accounts receivable                                    (3,303)          (63)       (1,100)
         Other current assets                                     (299)           38          (305)
         Accounts payable and accrued expenses                   2,385        (2,001)        2,179
                                                             ---------     ---------     ---------

                NET CASH PROVIDED BY OPERATING ACTIVITIES        7,824         4,802         8,330

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions                                                 (6,641)       (2,131)           --
   Purchases of furniture and equipment                         (4,071)       (2,168)       (2,275)
   Net sales (purchases) of marketable securities                2,552        (1,221)      (12,510)
   Other                                                            --            --           432
                                                             ---------     ---------     ---------

                NET CASH USED IN INVESTING ACTIVITIES           (8,160)       (5,520)      (14,353)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from Employee Stock Purchase Plan                      239           326           315
   Proceeds from exercise of stock options                         365           193           339
   Repurchase of common stock                                       --        (2,392)           --
                                                             ---------     ---------     ---------

                NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                            604        (1,873)          654
                                                             ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               268        (2,591)       (5,369)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    14,724        17,315        22,684
                                                             ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  14,992     $  14,724     $  17,315
                                                             =========     =========     =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW ACTIVITY:

   Income taxes paid                                         $   2,778     $   2,608     $   1,968
                                                             =========     =========     =========


The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ONTRACK Data International, Inc. (the "Company") a leading provider of data availability software and service solutions, helps customers protect, manage, recover, and discover their valuable computer data. The Company's headquarters are in Minneapolis, Minnesota, and has locations in Los Angeles, California; Washington, D.C.; New York, New York; Boulder, Colorado; London, England; Stuttgart, Germany; and Paris, France.

   Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

   Revenue from data recovery services is recognized upon shipment or transmission of the recovered data back to customers. Software revenue is recognized when title transfers or upon receipt of OEM royalty reports, whichever is applicable. Software revenue is stated net of estimated customer returns and allowances. Electronic Information Management revenue is recognized as services are provided. On licenses of products having remaining obligations, which are primarily customer support services, a portion of the license revenue is unbundled based upon fair value of such services and is recognized ratably over the estimated period such services are provided, generally one year from the date of sale.

   The allowance for doubtful accounts and returns at December 31, 1999 and 1998 was $1,163 and $483.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Research and Development

   Expenditures for research and software development costs are expensed as incurred. Such costs related to the development of software products are required to be expensed until the point that technological feasibility and proven marketability of the product under development are established. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant. The cost of acquired software is capitalized and amortized to cost of revenues at the greater of the ratio of current gross revenues of the product to the total of current and anticipated future gross revenues or the straight-line method over the product's remaining estimated life.

   Advertising Expense

   The Company expenses advertising costs as incurred. Advertising expenses of approximately $2,492, $2,199, and $1,639 were charged to operations during the years ended December 31, 1999, 1998, and 1997.

   Cash Equivalents and Marketable Securities

   Cash equivalents consist of highly liquid investments with an original maturity of three months or less and which are readily convertible to cash. Marketable securities generally consist of taxable and tax exempt government agency securities and are classified as short-term or long-term in the balance sheet based on their maturity date. Marketable securities are classified as held-to-maturity and carried at amortized cost; unrealized holding gains and losses have not been significant.

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

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

   Stock-Based Compensation

   The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Pro-forma information related to the fair value based method of accounting is contained in Note 10.

   Foreign Currency

   All assets and liabilities of foreign subsidiaries are translated from foreign currencies to U.S. dollars at period-end rates of exchange, while the statement of income is translated at the average exchange rates during the period. Accumulated translation adjustments are recorded in shareholders' equity.

   Comprehensive income is not separately reported as amounts were not significant for the years ended 1999, 1998, and 1997.

   Net Income Per Share

   Basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 788 and 430 and 9 shares of common stock with weighted average exercise prices of $7.26, $13.33 an $21.49 were outstanding during 1999, 1998 and 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2 - FINANCIAL STATEMENT COMPONENTS

   Furniture and Equipment Consist of The Following:

                                                     December 31,
                                                 -------------------
                                                   1999        1998
                                                 -------     -------

     Computer equipment                          $ 9,609     $ 8,191
     Furniture and office equipment                2,229       1,933
     Leasehold improvements                        2,580         940
     Purchased software                            1,014         868
     Less accumulated depreciation                (9,430)     (7,913)
                                                 -------     -------

                                                 $ 6,002     $ 4,019
                                                 =======     =======

   Accrued Expenses Consist of The Following:

                                                     December 31,
                                                 -------------------
                                                   1999        1998
                                                 -------     -------


     Wages and benefits                          $ 1,371     $   333
     Earn-out                                        726          --
     Other                                         1,507       1,744
                                                 -------     -------

                                                 $ 3,604     $ 2,077
                                                 =======     =======


NOTE 3 - ACQUISITIONS

   On July 15, 1999, the Company acquired Mijenix Corporation, a business that develops, markets and supports computer software utility products to enhance performance of personal computers. The purchase price consisted of $6,700 in cash and 215 shares of common stock, plus additional consideration based on revenue target levels for the period July 15 through December 31, 1999. As of December 31, 1999, the calculated additional consideration was approximately $726 payable at the Company's election in fair market value of common stock or cash and has been added to intangible assets. The acquisition was accounted for as a purchase and, accordingly, the acquired Company's results of operations are included in the consolidated financial statements from the date of acquisition. The purchase price in excess of net assets acquired of $7,938 is being amortized on a straight-line basis over five years.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3 - ACQUISITIONS - Continued

   The following unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 assume the acquisition occurred on January 1, 1998. The pro forma information includes adjustments for amortization of intangibles arising from the transaction:

                                                     Years ended
                                                     December 31,
                                                 -------------------
                                                   1999        1998
                                                 -------     -------

   Revenues                                      $46,925     $39,843
   Net income                                      4,328       4,227
   Net income per share
     Basic                                          0.44        0.42
     Diluted                                        0.43        0.41

   The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition then consummated on the assumed date, nor are they necessarily indicative of future operating results.

   In December 1998, the Company purchased the assets related to the Tiramisu software product line from a German company and renamed the software product Easy Recovery in 1999. Easy Recovery is a do-it-yourself data recovery software product and is sold as a solution for those who have lost data that is relatively easy to recover and do not need the assistance of a data recovery engineer. The purchase price was $2,131 and is classified net of amortization with intangible assets. The purchase price is being amortized over the expected life of the asset.


NOTE 4 - TERMINATED MERGER COSTS

   Terminated merger costs of $675 for the year ending December 31, 1999 include legal fees, financial advisory fees, and miscellaneous expenses related to the proposed acquisition of the Company by Legato Systems, Inc. announced in November 1999. On January 24, 2000, the acquisition agreement was terminated.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5 - LINE OF CREDIT

   The Company maintains a line of credit which allows maximum borrowings of $1,000 subject to a borrowing base of 80% of accounts receivable outstanding less than 90 days. The line of credit carries an interest rate of 1/2% over the prime lending rate and is collateralized by all assets of the Company. There were no borrowings outstanding under the line of credit at December 31, 1999 and 1998.


NOTE 6 - INCOME TAXES

   The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income (loss) before income taxes consist of the following:

                                           Years ended December 31,
                                        ------------------------------
                                         1999        1998        1997
                                        ------      ------      ------

     United States                      $7,109      $7,850      $8,487
     Foreign                              (128)       (346)         28
                                        ------      ------      ------

                                        $6,981      $7,504      $8,515
                                        ======      ======      ======

   The Company's provision for income taxes consists of the following:

                                           Years ended December 31,
                                        ------------------------------
                                         1999        1998        1997
                                        ------      ------      ------
     Current:
       Federal                          $2,037      $2,097      $2,541
       State                               324         317         348
       Foreign                              80         117         272
                                        ------      ------      ------

                Total                    2,441       2,531       3,161

     Deferred:
       Federal                             (98)        (44)       (186)
       State                                (9)         (4)        (19)
       Foreign                             (30)       (177)        (97)
                                        ------      ------      ------

                Total                     (137)       (225)       (302)
                                        ------      ------      ------

                                        $2,304      $2,306      $2,859
                                        ======      ======      ======

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6 - INCOME TAXES - Continued

   The Company's effective tax rates differed from the federal statutory tax rate as follows:

                                                      Years Ended December 31,
                                                     -------------------------
                                                      1999      1998      1997
                                                     -----     -----     -----

     Federal statutory rate                           34.0%     34.0%     34.0%
     State income taxes, net of federal tax benefit    3.1       2.7       2.5
     Tax exempt interest                              (3.1)     (4.7)     (4.1)
     Other, net                                       (1.0)     (1.3)      1.2
                                                     -----     -----     -----

                                                      33.0%     30.7%     33.6%
                                                     =====     =====     =====

   Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities and are calculated using current tax rates. Deferred tax assets consist of the following components:

                                                                 December 31,
                                                              -----------------
                                                               1999       1998
                                                              ------     ------

     Allowance for doubtful accounts and returns              $  246     $  170
     Accrued expenses                                            212         82
     Loss carryforwards of foreign subsidiaries                   30        490
     Depreciation                                                234        300
     Amortization                                                457         --
                                                              ------     ------

                                                              $1,179     $1,042
                                                              ======     ======

   There is no limit on the loss carryforwards of any of the foreign subsidiaries.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 7 - EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan for employees who have completed one year of service and attained the age of 21. Contributions to the plan by the Company are determined by the Board of Directors. The Company recorded profit sharing expense of approximately $317, $230 and, $569 for the years ended December 31, 1999, 1998, and 1997.

   The Company's profit sharing plan also incorporates a 401(k) savings plan for its employees. Eligible employees may elect to contribute up to 15% of their salaries to the plan, up to limits defined by the Internal Revenue Code. There are no employer matching contributions.


NOTE 8 - OPERATING LEASES

   The Company leases office and warehouse facilities under noncancelable operating leases which expire on various dates through September, 2009. Rental expense under such leases was $1,575, $1,367 and, $934 for the years ended December 31, 1999, 1998, and 1997.

   Future minimum lease commitments for the next five years under all operating leases are as follows:

                     2000                     $1,342
                     2001                      1,080
                     2002                        920
                     2003                        904
                     2004                        887
           Years subsequent to 2004            4,271
                                              ------

                                              $9,404
                                              ======


NOTE 9 - SEGMENT INFORMATION AND FOREIGN OPERATIONS

   The Company conducts its business within one reportable segment: data availability software and service solutions. European operations include data recovery services and products in England, Germany and France by Ontrack Data Recovery Europe Ltd., Ontrack Data Recovery GmbH, and Ontrack France Sarl, all wholly-owned subsidiaries.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 9 - SEGMENT INFORMATION AND FOREIGN OPERATIONS - Continued

   The Company licenses its data recovery technology to a Japanese company, Y-E Data. In exchange for the license, Y-E Data pays the Company royalties which are paid monthly based on the amount of data recovery revenues earned by Y-E Data each month.

   Revenues and identifiable assets by geographic area are summarized as follows:

                                          Years Ended December 31,
                                     ----------------------------------
                                       1999          1998         1997
                                     -------       -------      -------
     REVENUES:
       Domestic                      $36,027       $29,470      $29,526
       European                        8,374         7,284        6,470
       Japanese                          656           502          414
       Eliminations                   (1,685)       (1,415)      (1,161)
                                     -------       -------      -------

       Consolidated                  $43,372       $35,841      $35,249
                                     =======       =======      =======

     IDENTIFIABLE ASSETS:
       Domestic                      $57,678       $46,347      $44,558
       European                        2,654         3,241        2,531
       Eliminations                   (4,491)       (3,139)      (1,964)
                                     -------       -------      -------

       Consolidated                  $55,841       $46,449      $45,125
                                     =======       =======      =======

   Intercompany transactions are eliminated in consolidation and consist primarily of royalty charges by the U.S. parent to the European subsidiaries for data recovery technology.


NOTE 10 - SHAREHOLDERS' EQUITY

   Stock Option Plans

   The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a six to ten year life, vest over a period of three to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At December 31, 1999, the Company had 41 shares of common stock available for grant under the plans.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10 - SHAREHOLDERS' EQUITY - Continued

   Transactions under the plans during each of the three years in the period ended December 31, 1999 are summarized as follows:

                                              Number of        Weighted
                                            shares under        average
                                              option        exercise price
                                            ------------    --------------

     Outstanding at January 1, 1997             589            $ 7.71
       Granted                                  266             17.38
       Cancelled                                 (9)            15.22
       Exercised                               (100)             2.89
                                              -----             -----

     Outstanding at December 31, 1997           746             11.69
       Granted                                  385             13.04
       Cancelled                                (62)             9.22
       Exercised                                (50)             4.33
                                               ----             -----

     Outstanding at December 31, 1998         1,019              7.13
       Granted                                  560              4.89
       Cancelled                                (76)             7.19
       Exercised                                (48)             7.66
                                               ----             -----

     Outstanding at December 31, 1999         1,455            $ 6.25
                                              =====            ======

   The Company repriced substantially all outstanding stock options in May and September 1998 to bring them in line with the market value of the Company.

   Options exercisable are as follows at December 31:

                                                              Weighted
                                                               average
                                             Shares        exercise price
                                             ------        --------------

                1997                          253               $5.56

                1998                          450               $6.31

                1999                          568               $6.63

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10 - SHAREHOLDERS' EQUITY - Continued

   The following tables summarize information concerning currently outstanding and exercisable stock options:

                               OPTIONS OUTSTANDING

                                          Weighted Average
         Range of            Number          Remaining         Weighted Average
     Exercise Prices       Outstanding    Contractual Life      Exercise Price
     ---------------       -----------    ----------------      --------------

     $2.58 - $ 3.88             67            3.1 years              $2.77
     $3.99 - $ 5.50            565            8.3 years               4.64
     $5.63 - $12.44            823            7.7 years               7.64
                             -----

                             1,455
                             =====


                               OPTIONS EXERCISABLE

               Range of                        Number          Weighted Average
            Exercise Prices                  Exercisable        Exercise Price
            ---------------                  -----------        --------------

            $2.58 - $ 3.88                        57                 $2.58
            $3.99 - $ 5.50                        86                  3.99
            $5.63 - $12.44                       425                  7.70
                                                 ---

                                                 568
                                                 ===

   The Company's pro forma net income and basic and diluted net income per share would have been as follows had the fair value method been used for valuing stock options granted to employees in 1997 through 1999:

                                                  1999        1998        1997
                                                 ------      ------      ------

     Pro forma net income                        $3,586      $4,011      $4,875

     Pro forma diluted net income per share       $0.36       $0.40       $0.48

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10 - SHAREHOLDERS' EQUITY - Continued

   The weighted average fair value of options granted and the weighted average assumptions used in the Black-Scholes options pricing model are as follows:

                                           1999         1998         1997
                                          ------       ------       ------

     Fair value of options granted         $3.11        $7.96       $14.35
     Dividend yield                           0%           0%           0%
     Average term                      5.0 years    6.0 years    8.4 years
     Volatility                            72.8%        82.4%        75.0%
     Risk-free rate of return               5.5%         5.2%         6.0%

   Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250 shares of common stock have been reserved for issuance. As of December 31, 1999, 126 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

   Stock Repurchase

   In August 1998, the Board of Directors authorized a stock buy-back program which allowed the Company to repurchase up to 500 shares, or approximately 5%, of its outstanding shares of stock. In 1998, a total of 303 shares were repurchased at a total cost of $2,392 and an average cost of $7.91 per share. No shares were repurchased in 1999.

                ONTRACK DATA INTERNATIONAL INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1999

                             (AMOUNTS IN THOUSANDS)


                                      Balance at     Charged to        Charged to
                                      Beginning      Costs and      Other Accounts     Deductions -    Balance at End
Description                           of Period       Expenses        - Describe         Describe        of Period
                                      ----------     ----------     --------------     ------------    --------------
Allowance for doubtful accounts
  and returns:
Year ended December 31, 1999           $ 483           $ 802            $ 353(b)        $ 475(a)           $1,163

Year ended December 31, 1998             858             190               --             565(a)              483

Year ended December 31, 1997             579             301               --              22(a)              858


(a)      written off accounts receivable and returned product charges
(b) allowance for doubtful accounts and returns relating to the Mijenix acquisition in July 1999