Form 10-Q
period 2000-03-31
ONTRACK DATA INTERNATIONAL INC
filed 2000-05-12
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)
   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-21375


                       ONTRACK DATA INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


                  MINNESOTA                            41-1521650
       (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)


            9023 COLUMBINE ROAD,                          55347
          EDEN PRAIRIE, MINNESOTA                      (Zip Code)
  (Address of principal executive offices)

              www.ontrack.com                        (952) 937-1107
               (Web address)                (Registrant's telephone number,
                                                  including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__        No _____

As of April 30, 2000, the Company had 10,049,659 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART 1.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                UNAUDITED):

                Condensed Consolidated Balance Sheets as of
                March 31, 2000 and December 31, 1999                         3

                Condensed Consolidated Statements of Income for the
                three months ended March 31, 2000 and 1999                   4

                Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2000 and 1999           5

                Notes to Condensed Consolidated Financial Statements         6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                          7-9

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK                                                         10

PART II. OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             11


SIGNATURES                                                                   12

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31        DECEMBER 31
                                                                2000             1999
                                                            ------------     ------------
ASSETS                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $     12,471     $     14,992
  Marketable securities                                           17,766           13,713
  Accounts receivable, net                                         6,505            6,382
  Deferred income taxes and other assets                           3,154            2,962
                                                            ------------     ------------

     Total current assets                                         39,896           38,049

  Long-term marketable securities                                  1,000            3,323
  Furniture and equipment, net                                     6,130            6,002
  Intangibles, net                                                 7,790            8,467
                                                            ------------     ------------

     TOTAL ASSETS                                           $     54,816     $     55,841
                                                            ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                         $      4,367     $      6,810

SHAREHOLDERS' EQUITY:

  Common stock (10,049 and 10,023 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively)                                                    100              100

  Additional paid-in capital                                      30,861           30,732

  Accumulated other comprehensive income                              (9)              (8)

  Retained earnings                                               19,497           18,207
                                                            ------------     ------------

     Total shareholders' equity                                   50,449           49,031
                                                            ------------     ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     54,816     $     55,841
                                                            ============     ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS
                                                      ENDED MARCH 31
                                              -----------------------------
                                                   2000            1999
                                              ------------     ------------
REVENUES:
  Data recovery services and products         $      8,809     $      7,151
  Software                                           2,975            1,259
                                              ------------     ------------
     TOTAL REVENUES                                 11,784            8,410


COST OF REVENUES:
  Data recovery services and products                2,033            1,876
  Software                                             900              244
                                              ------------     ------------
     TOTAL COST OF REVENUES                          2,933            2,120
                                              ------------     ------------

GROSS MARGIN                                         8,851            6,290

OPERATING EXPENSES:
  Sales and marketing                                3,132            2,213
  Research and development                           2,163            1,437
  General and administrative                         2,073            1,577
  Amortization of goodwill                             462               --
  Terminated merger costs                             (579)              --
                                              ------------     ------------
     TOTAL OPERATING EXPENSES                        7,251            5,227
                                              ------------     ------------

OPERATING INCOME                                     1,600            1,063

INTEREST AND OTHER INCOME                              270              260
                                              ------------     ------------

INCOME BEFORE INCOME TAXES                           1,870            1,323

PROVISION FOR INCOME TAXES                             580              423
                                              ------------     ------------

NET INCOME                                    $      1,290     $        900
                                              ============     ============


BASIC NET INCOME PER SHARE                    $       0.13     $       0.09

DILUTED NET INCOME PER SHARE                  $       0.12     $       0.09


WEIGHTED AVERAGE SHARES
   USED IN COMPUTATION OF:

  BASIC NET INCOME PER SHARE                        10,034            9,697

  DILUTED NET INCOME PER SHARE                      10,508            9,732


           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                              $      1,290     $        900

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                 594              508
         Amortization of capitalized software                         277              154
         Amortization of goodwill                                     462               --
                                                             ------------     ------------
             Cash flow from operations before changes in
             operating assets and liabilities                       2,623            1,562
         Changes in operating assets and liabilities:
           Accounts receivable                                       (123)            (449)
           Other current assets                                      (198)            (159)
           Accounts payable and accrued expenses                   (2,506)            (933)
                                                             ------------     ------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (204)              21


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                             (716)            (164)
     Net increase of short-term and long-term
       marketable securities                                       (1,730)          (7,084)
                                                             ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                              (2,446)          (7,248)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                            129               55
                                                             ------------     ------------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                           129               55
                                                             ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (2,521)          (7,172)

Cash and cash equivalents, beginning of period                     14,992           14,724
                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     12,471     $      7,552
                                                             ============     ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         ONTRACK Data International, Inc. (the "Company"), a leading provider of data availability software and service solutions, helps customers protect, manage, recover and discover their valuable data. The Company's headquarters are in Eden Prairie, Minnesota, and it has offices in Los Angeles, California; Washington, D.C.; New York, New York; Boulder, Colorado; London, England; Stuttgart, Germany and Paris, France.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for 1999.

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         NET INCOME PER SHARE

         Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the net income of the Company. The difference between the Company's basic and diluted net income per share data as presented is due to the dilutive impact from stock options whose exercise price was below the average common stock price for the respective period presented.

         COMPREHENSIVE INCOME

         The components of comprehensive income for the three months ended March 31, 2000 and 1999 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2000 AND 1999

REVENUES

DATA RECOVERY SERVICES AND PRODUCTS:

Data recovery services and products revenues for the first quarter of 2000 increased 23% compared to the first quarter of 1999. Data recovery services and products revenues consist of the following:

                                              Three Months
                                            Ended March 31
                                         --------------------
                                           2000        1999      % Increase
                                         --------    --------    ----------
                                        (Amounts in thousands)

In-lab recovery services                 $  6,404    $  6,096             5%
Remote recovery services                      761         322           136%
Do-it-yourself data recovery software         593         333            78%
Electronic Information Management           1,051         400           163%
                                         --------    --------    ----------
     Total                               $  8,809    $  7,151            23%
                                         ========    ========    ==========


The increase in Remote Recovery services is due to the Company's increased data recovery capabilities to work with customers' large server based storage devices over a modem or through the internet. The increase in Do-it-yourself data recovery software is due principally to better market awareness as the product was introduced in the first quarter of 1999. The increase in Electronic Information Management is due to an increase in merger and acquisition discovery projects as well as increased awareness of our capabilities through expanded sales and marketing activities.

SOFTWARE:

Software revenues for the first quarter of 2000 increased 136%, or $1.7 million, compared to the first quarter of 1999. The increase is principally due to $1.9 million of sales of retail software utility products by the Company's Boulder division.

GROSS MARGINS

DATA RECOVERY SERVICES AND PRODUCTS:

Gross margins on data recovery services and products revenues for the first quarter ended March 31, 2000 was 77%, compared to 74% for the comparable period of 1999. The increase is due to the Company's more favorable mix of new higher margin services, remote data recovery and Electronic Information Management.

SOFTWARE:

Gross margins on software revenues for the first quarter ended March 31, 2000 was 70%, compared to 81% for the comparable period of 1999. As revenues from the Boulder division products make up a larger portion of software revenues, software gross margins have declined to their expected level.

OPERATING EXPENSES

SALES AND MARKETING:

Sales and marketing expenses for the first quarter of 2000 increased 42% compared to the first quarter of 1999. As a percentage of revenues, sales and marketing expenses were 27% and 26% for the first quarter ended March 31, 2000 and 1999, respectively. The increases are due to the activities of the Boulder division and investments made in Electronic Information Management and RapidRecall(TM), the Company's online backup product.

RESEARCH AND DEVELOPMENT:

Research and development expenses for the first quarter of 2000 increased 51% compared to the first quarter of 1999. As a percentage of revenues, research and development expenses were 18% and 17% for the first quarter ended March 31, 2000 and 1999, respectively. The increases are due primarily to research and development expenditures incurred by the Boulder division and investments in new data recovery and backup tools and technology.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the first quarter of 2000 increased 31% compared to the first quarter of 1999. The increase is due mainly to the expenses of the Boulder division. As a percentage of revenues, general and administrative expenses were 18% and 19% for the first quarter ended March 31, 2000 and 1999, respectively. The decline in percentage is due to such expenses not increasing proportionately to increases in revenues.

GOODWILL

Goodwill relates to the Company's Boulder division acquisition, which develops, markets, and supports computer software utility products to enhance performance of personal computers. Goodwill is being amortized on a straight-line basis over a period of 60 months.

TERMINATED MERGER COSTS

In November 1999, the Company agreed to be acquired by Legato Systems, Inc. In January 2000, the merger agreement was terminated. The Company's expenses related to the merger totaled $675,000 and were treated as operating expenses in the fourth quarter 1999. In the first quarter ended March 31, 2000, $579,000 was reimbursed by Legato Systems, Inc. and treated as a reduction of operating expenses in the Company's income statement.

PROVISION FOR INCOME TAXES

For the first quarter ended March 31, 2000 and 1999, the Company provided for taxes at effective rates of 31% and 32%, respectively. The effective rate is lower than the statutory rate because of the impact of tax-exempt interest income earned on investments and research and development credits.


NET INCOME PER SHARE

The changes in basic and diluted net income per share for the first quarter ended March 31, 2000 and 1999 are due to changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations was ($204,000) and $21,000 for the three months ended March 31, 2000 and 1999, respectively. Cash used in investment activities was primarily for the purchase of furniture and equipment.

Net cash flow from operations before changes in operating assets and liabilities was $2.6 million in the first quarter of 2000 compared to $1.6 million in the first quarter of 1999.

The Company has invested its cash principally in high-grade taxable and tax exempt government securities. As of March 31, 2000 $1.0 million is classified as long-term, with the remaining $30.2 million classified as cash and cash equivalents or short-term marketable securities.

FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases, which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-Q, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and Ontrack must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) Ontrack intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) Ontrack's software revenues depend on disk drive shipments by OEM's; trends in the disk drive industry; and the risks inherent in the retail product markets (including product returns and changing customer demands), which Ontrack cannot control;
(5) Ontrack has introduced and intends to introduce new products (such as RapidRecall(TM)) and there can be no assurance of market acceptance of any such product; and (6) Ontrack depends to a large degree on its ability to attract and retain technical personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1999. Please refer to Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for more information.

                        ONTRACK DATA INTERNATIONAL, INC.


PART II. OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a).     Exhibit 27.1, Financial Data Schedule

                  (b).     Reports on Form 8-K.

                           On January 28, 2000, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) that the proposed merger between the Company and Legato Systems, Inc. had been terminated by mutual agreement.

                        ONTRACK DATA INTERNATIONAL, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ONTRACK DATA INTERNATIONAL, INC.
                                  --------------------------------
                                           (Registrant)






     Date: May 12, 2000                By:   /s/ Michael W. Rogers

                                       ------------------------------------
                                       Michael W. Rogers
                                       Chairman and Chief Executive Officer



     Date: May 12, 2000                By:   /s/ Thomas P. Skiba

                                       ------------------------------------
                                       Thomas P. Skiba
                                       Vice President & Chief Financial Officer