Form 10-Q
period 2000-06-30
ONTRACK DATA INTERNATIONAL INC
filed 2000-08-14
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                            Yes __X__        No _____

As of July 31, 2000, the Company had 10,074,598 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (UNAUDITED):

                 Condensed Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999                         3

                 Condensed Consolidated Statements of Income for the
                 three and six months ended June 30, 2000 and 1999           4

                 Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2000 and 1999             5

                 Notes to Condensed Consolidated Financial Statements        6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        7-10

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                 RISK                                                        10

PART II.  OTHER INFORMATION


     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            11


SIGNATURES                                                                   12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             JUNE 30        DECEMBER 31
                                                              2000             1999
                                                           ------------     ------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $     15,452     $     14,992
  Marketable securities                                          13,920           13,713
  Accounts receivable, net                                        7,186            6,382
  Deferred income taxes and other assets                          3,178            2,962
                                                           ------------     ------------

     Total current assets                                        39,736           38,049

  Long-term marketable securities                                 1,988            3,323
  Furniture and equipment, net                                    6,156            6,002
  Intangibles, net                                                7,088            8,467
                                                           ------------     ------------

     TOTAL ASSETS                                          $     54,968     $     55,841
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                        $      3,028     $      6,810

SHAREHOLDERS' EQUITY:

  Common stock (10,068 and 10,023 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively)                                                   100              100

  Additional paid-in capital                                     30,970           30,732

  Accumulated other comprehensive income                            (42)              (8)

  Retained earnings                                              20,912           18,207
                                                           ------------     ------------

     Total shareholders' equity                                  51,940           49,031
                                                           ------------     ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $     54,968     $     55,841
                                                           ============     ============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS                 SIX MONTHS
                                               ENDED JUNE 30               ENDED JUNE 30
                                         ------------------------    -------------------------
                                            2000          1999          2000           1999
                                         ----------    ----------    ----------     ----------
REVENUES:
  Data recovery services and products    $   10,004    $    7,807    $   18,813     $   14,958
  Software                                    2,925         1,258         5,900          2,517
                                         ----------    ----------    ----------     ----------
     TOTAL REVENUES                          12,929         9,065        24,713         17,475


COST OF REVENUES:
  Data recovery services and products         2,217         2,070         4,257          3,945
  Software                                      748           180         1,641            424
                                         ----------    ----------    ----------     ----------
     TOTAL COST OF REVENUES                   2,965         2,250         5,898          4,369
                                         ----------    ----------    ----------     ----------

GROSS MARGIN                                  9,964         6,815        18,815         13,106

OPERATING EXPENSES:
  Sales and marketing                         3,401         2,201         6,533          4,414
  Research and development                    2,218         1,483         4,380          2,920
  General and administrative                  2,211         1,784         4,283          3,361
  Amortization of goodwill                      463            --           925             --
  Terminated merger costs                        --            --          (579)            --
                                         ----------    ----------    ----------     ----------
     TOTAL OPERATING EXPENSES                 8,293         5,468        15,542         10,695
                                         ----------    ----------    ----------     ----------

OPERATING INCOME                              1,671         1,347         3,273          2,411

INTEREST AND OTHER INCOME                       349           260           619            520
                                         ----------    ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                    2,020         1,607         3,892          2,931

PROVISION FOR INCOME TAXES                      607           530         1,187            954
                                         ----------    ----------    ----------     ----------

NET INCOME                               $    1,413    $    1,077    $    2,705     $    1,977
                                         ==========    ==========    ==========     ==========


BASIC NET INCOME PER SHARE               $     0.14    $     0.11    $     0.27     $     0.20

DILUTED NET INCOME PER SHARE             $     0.14    $     0.11    $     0.26     $     0.20


WEIGHTED AVERAGE SHARES
   USED IN COMPUTATION OF:

  BASIC NET INCOME PER SHARE                 10,051         9,714        10,042          9,706

  DILUTED NET INCOME PER SHARE               10,346         9,732        10,427          9,732


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS
                                                                   ENDED JUNE 30
                                                             -------------------------
                                                                2000           1999
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                              $    2,705     $    1,977

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                             1,222            996
         Amortization of capitalized software                       590            540
         Amortization of goodwill                                   789             --
                                                             ----------     ----------
             Cash flow from operations before changes in
             operating assets and liabilities                     5,306          3,513
         Changes in operating assets and liabilities:
           Accounts receivable                                     (804)           483
           Other current assets                                    (216)           460
           Accounts payable and accrued expenses                 (3,087)        (1,069)
                                                             ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,199          3,387


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                         (1,376)        (1,334)
     Payment of earnout related to Mijenix acquisition             (729)            --
     Net decrease (increase) of short-term and long-term
       marketable securities                                      1,128         (1,685)
                                                             ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                              (977)        (3,019)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                          238            102
                                                             ----------     ----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                         238            102
                                                             ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           460            470

Cash and cash equivalents, beginning of period                   14,992         14,724
                                                             ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   15,452     $   15,194
                                                             ==========     ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the second quarter and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         COMPREHENSIVE INCOME

         The components of comprehensive income for the second quarter and six months ended June 30, 2000 and 1999 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

DATA RECOVERY SERVICES AND PRODUCTS:

Data recovery services and products revenues for the second quarter of 2000 increased 28% compared to the second quarter of 1999. For the six months ended June 30, 2000, data recovery services and products revenues increased 26% compared to the first six months of 1999. Data recovery services and products revenues consist of the following:

                                             Three Months                         Six Months
                                            Ended June 30           %            Ended June 30           %
                                         --------------------                 -------------------
                                           2000        1999      Increase       2000        1999      Increase
                                         --------    --------    --------     --------    --------    --------
                                                                 (Amounts in thousands)
In-lab recovery services                 $  6,157    $  5,896           4%    $ 12,561    $ 11,979           5%
Remote recovery services                      683         615          11%       1,444         950          52%
Do-it-yourself data recovery software         659         850         -22%       1,252       1,183           6%
Electronic Information Management           2,505         446         462%       3,556         846         320%
                                         --------    --------    --------     --------    --------    --------
     Total                               $ 10,004    $  7,807          28%    $ 18,813    $ 14,958          26%
                                         ========    ========    ========     ========    ========    ========


The increase in remote recovery services for both the second quarter and six months ended June 30, 2000, is due to the Company's increased data recovery capabilities to work with customers' server based storage devices over modem or through the internet. The decrease in do-it-yourself data recovery software in the second quarter of 2000 is due to the previous year's sales benefiting from helping users recover data lost to the Chernobyl virus. The increase in Electronic Information Management (EIM) for the second quarter and six months ended June 30, 2000, is due to a steady stream of projects resulting from our expanded sales and marketing activities and increased awareness by the United States legal community of the Company's capabilities.

SOFTWARE:

Software revenues for the second quarter of 2000 increased 133% compared to the second quarter of 1999. For the six months ended June 30, 2000, software revenues increased 134% compared to the first six months of 1999. This increase is principally due to the $1.5 million in the second quarter of 2000 and $3.4 million in the six months ended June 30, 2000 sales of the retail software utility products by the Company's Boulder division.

GROSS MARGINS

DATA RECOVERY SERVICES AND PRODUCTS:

Gross margin on data recovery services and products revenues for the second quarter and six months ended June 30, 2000 were approximately 78 % and 77 %, respectively, compared to 73% and 74% for the comparable periods of 1999. The increase is due to the Company's more favorable mix of new higher margin services; principally remote data recovery and EIM business.

SOFTWARE:

Gross margin on software revenues for the second quarter and six months ended June 30, 2000 were approximately 74% and 72 %, respectively, compared to 86% and 83% for the comparable periods of 1999. As revenues from the Boulder division products make up a larger portion of software revenues, software gross margins have declined to their expected level.

OPERATING EXPENSES

SALES AND MARKETING:

Sales and marketing expenses for the second quarter of 2000 increased 55% compared to the second quarter of 1999 and increased 48% in the first six months of 2000 compared to the same period of 1999. As a percentage of revenues, sales and marketing expenses were 26% for both the second quarter and six months ended June 30, 2000, respectively, compared to 24% and 25% for the comparable periods of 1999. The increases are due to the activities of the Boulder division and the investments made in its EIM business and in RapidRecall(TM), the Company's online backup product.

RESEARCH AND DEVELOPMENT:

Research and development expenses for both the second quarter and first six months of 2000 increased 50% compared to the comparable periods of 1999. As a percentage of revenues, research and development expenses were 17% and 18 % for the second quarter and six months ended June 30, 2000, respectively, compared to 16% and 17% for the comparable periods of 1999. The increases are due primarily to the development of its software utility products for delivery via an Application Service Provider (ASP).

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the second quarter of 2000 increased 24% compared to the second quarter of 1999 and increased 27% in the first six months of 2000 compared to the first six months of 1999. As a percentage of revenues, general and administrative expenses were 17% for both the second quarter and six months ended June 30, 2000, respectively, compared to 20% and 19% for the comparable periods of 1999. The increases in dollars are due principally to the Boulder division, which was acquired in July of 1999. The decrease as a percent of revenues is due to general and administrative costs not rising in direct proportion to the increase in revenues.

GOODWILL

Goodwill relates to the Company's Boulder division acquisition. Goodwill is being amortized on a straight-line basis over a period of 60 months.

PROVISION FOR INCOME TAXES

For the six months ended June 30, 2000, the Company provided for taxes at 30.5%, its estimated tax rate for the year. The effective rate is lower than the statutory rate because of the impact of tax exempt interest income earned on investments and the impact of research and development credits.

NET INCOME PER SHARE

The changes in basic and diluted net income per share for all periods presented are due to changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations before changes in current assets and liabilities was $5.3 million and $3.5 million for the six months ended June 30, 2000 and 1999, respectively. Cash provided by and used in investment activities was primarily for the purchase of furniture and equipment, the final payment for the Boulder Division acquisition accrued at December 31, 1999, and sale of short-term and long-term marketable securities.

The Company has invested its cash principally in high-grade taxable and tax exempt government securities. As of June 30, 2000, $2.0 million are classified as long-term, with the remaining $29.4 million classified as cash and cash equivalents or short-term marketable securities.

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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 1999. Please refer to Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for more information.

                        ONTRACK DATA INTERNATIONAL, INC.


PART II. OTHER INFORMATION



      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders was held at the company headquarters located at 9023 Columbine Road, Eden Prairie, Minnesota, on May 25, 2000. The stockholders took the following actions:

                  (a). The stockholders elected five directors to serve for one-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                                                       Votes
                                                     Votes For        Withheld
                                                     ---------        --------
                           Michael W. Rogers         8,850,880        481,664
                           John E. Pence             8,851,110        481,434
                           Gary S. Stevens           8,851,110        481,434
                           Roger D. Shober           8,851,110        481,434
                           Robert M. White, Ph.D.    8,851,110        481,434

                  (b). The stockholders approved the amendment of the Company's 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the Plan. 5,799,802 votes were cast for the resolution; 1,153,479 votes were cast against the resolution; and shares representing 19,652 votes abstained.

                  (c). The stockholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for fiscal 2000. 9,297,515 votes were cast for the resolution; 19,271 votes were cast against the resolution; and shares representing 15,758 votes abstained.



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



                                   ONTRACK DATA INTERNATIONAL, INC.
                                   --------------------------------
                                             (Registrant)






    Date:  August 14, 2000             By:    /s/ Michael Rogers
                                       -----------------------------------------
                                       Michael W. Rogers
                                       Chairman and Chief Executive Officer



    Date:  August 14, 2000             By:    /s/ Tom Skiba
                                       -----------------------------------------
                                       Thomas P. Skiba
                                       Vice President & Chief Financial Officer