Form 10-Q
period 2000-09-30
ONTRACK DATA INTERNATIONAL INC
filed 2000-11-14
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   (Mark one)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                            Yes ___X___       No _______


As of October 31, 2000, the Company had 10,122,289 shares of Common Stock, $.01 par value, outstanding.

                           ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

    ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED):

              Condensed Consolidated Balance Sheets as of
              September 30, 2000 and December 31, 1999                      3

              Condensed Consolidated Statements of Income for the
              three and nine months ended September 30, 2000 and 1999       4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2000 and 1999         5

              Notes to Condensed Consolidated Financial Statements          6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           7-10

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
              RISK                                                          10

PART II.    OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              11


SIGNATURES                                                                  12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ( IN THOUSANDS )

                                                                SEPTEMBER 30     DECEMBER 31
                                                                    2000             1999
                                                                ------------     ------------
ASSETS                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $     18,001     $     14,992
  Marketable securities                                               13,423           13,713
  Accounts receivable, net                                             7,448            6,382
  Prepaid expenses and other assets                                    3,773            2,962
                                                                ------------     ------------

     Total current assets                                             42,645           38,049

  Long-term marketable securities                                      1,781            3,323
  Furniture and equipment, net                                         6,000            6,002
  Intangibles, net                                                     6,558            8,467
                                                                ------------     ------------

     TOTAL ASSETS                                               $     56,984     $     55,841
                                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                             $      3,985     $      6,810

SHAREHOLDERS' EQUITY:

  Common stock (10,122 and 10,023 shares issued and
    outstanding at September 30, 2000 and December 31, 1999,
    respectively)                                                        101              100

  Additional paid-in capital                                          31,114           30,732

  Accumulated other comprehensive income                                 (58)              (8)

  Retained earnings                                                   21,842           18,207
                                                                ------------     ------------

     Total shareholders' equity                                       52,999           49,031
                                                                ------------     ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $     56,984     $     55,841
                                                                ============     ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ( IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )
                                   (UNAUDITED)

                                               THREE MONTHS                  NINE MONTHS
                                            ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                         ------------------------    -------------------------
                                            2000          1999          2000           1999
                                         ----------    ----------    ----------     ----------
REVENUES:
  Data recovery services and products    $    9,603    $    9,522    $   28,416     $   24,480
  Software                                    3,722         2,525         9,622          5,042
                                         ----------    ----------    ----------     ----------
     TOTAL REVENUES                          13,325        12,047        38,038         29,522

COST OF REVENUES:
  Data recovery services and products         2,308         2,319         6,565          6,264
  Software                                    1,043           515         2,684            939
                                         ----------    ----------    ----------     ----------
     TOTAL COST OF REVENUES                   3,351         2,834         9,249          7,203
                                         ----------    ----------    ----------     ----------

GROSS MARGIN                                  9,974         9,213        28,789         22,319

OPERATING EXPENSES:
  Sales and marketing                         3,668         2,721        10,201          7,135
  Research and development                    2,442         1,994         6,822          4,914
  General and administrative                  2,300         2,037         6,583          5,398
  Amortization of goodwill                      463           357         1,388            357
  Terminated merger costs                        --            --          (579)            --
                                         ----------    ----------    ----------     ----------
     TOTAL OPERATING EXPENSES                 8,873         7,109        24,415         17,804
                                         ----------    ----------    ----------     ----------

OPERATING INCOME                              1,101         2,104         4,374          4,515

INTEREST AND OTHER INCOME                       237           303           856            823
                                         ----------    ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                    1,338         2,407         5,230          5,338

PROVISION FOR INCOME TAXES                      408           819         1,595          1,773
                                         ----------    ----------    ----------     ----------

NET INCOME                               $      930    $    1,588    $    3,635     $    3,565
                                         ==========    ==========    ==========     ==========


BASIC NET INCOME PER SHARE               $     0.09    $     0.16    $     0.36     $     0.36

DILUTED NET INCOME PER SHARE             $     0.09    $     0.16    $     0.35     $     0.36


WEIGHTED AVERAGE SHARES
   USED IN COMPUTATION OF:

  BASIC NET INCOME PER SHARE                 10,082         9,911        10,055          9,774

  DILUTED NET INCOME PER SHARE               10,698         9,966        10,518          9,810


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( IN THOUSANDS )
                                   (UNAUDITED)

                                                                      NINE MONTHS
                                                                   ENDED SEPTEMBER 30
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                              $      3,635     $      3,565

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                               1,847            1,512
         Amortization of capitalized software                         827              758
         Amortization of goodwill                                   1,201              357
                                                             ------------     ------------
             Cash flow from operations before changes in
             operating assets and liabilities                       7,510            6,192
         Changes in operating assets and liabilities:
           Accounts receivable                                     (1,066)          (1,994)
           Other current assets                                      (960)             228
           Accounts payable and accrued expenses                   (2,159)            (387)
                                                             ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,325            4,039


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Mijenix Corporation                              (729)          (6,564)
     Purchase of furniture and equipment                           (1,802)          (1,317)
     Net decrease of short-term and long-term
       marketable securities                                        1,832              684
                                                             ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                (699)          (7,197)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                            383              167
                                                             ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             383              167
                                                             ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                3,009           (2,991)

Cash and cash equivalents, beginning of period                     14,992           14,724
                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     18,001     $     11,733
                                                             ============     ============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION

      ONTRACK Data International, Inc. (the "Company"), a leading provider of data availability software and service solutions, helps customers protect, manage, recover and discover their valuable data. The Company is headquartered in Eden Prairie, Minnesota, with offices in Los Angeles, California; Washington, D.C.; New York, New York; Boulder, Colorado; London, England; Stuttgart, Germany and Paris, France.


2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for 1999.

      In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flow for the periods indicated. The results of operations for the third quarter and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      COMPREHENSIVE INCOME

      The components of comprehensive income for the third quarter and nine months ended September 30, 2000 and 1999 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

DATA RECOVERY SERVICES AND PRODUCTS:

Data recovery services and products revenues for the third quarter of 2000 increased 1% compared to the third quarter of 1999. For the nine months ended September 30, 2000, data recovery services and products revenues increased 16% compared to the first nine months of 1999. Data recovery services and products revenues consist of the following:

                                                Three Months                       Nine Months
                                              Ended September 30                Ended September 30
                                        ------------------------------    ------------------------------
                                          2000       1999     % Change      2000       1999     % Change
                                        --------   --------   --------    --------   --------   --------
                                                             (Amounts in thousands)
In-lab recovery services                $  6,693   $  7,014         -5%   $ 19,254   $ 18,993          1%
Remote recovery services                     602        355         70%      2,046      1,305         57%
Do-it-yourself data recovery software        558        564         -1%      1,810      1,747          4%
Electronic Information Management          1,750      1,589         10%      5,306      2,435        118%
                                        --------   --------   --------    --------   --------   --------
     Total                              $  9,603   $  9,522          1%   $ 28,416   $ 24,480         16%
                                        ========   ========   ========    ========   ========   ========


The decrease in in-lab recovery services for the third quarter of 2000 is due primarily to a decrease in in-lab recovery volume. The increase in remote recovery services for both the third quarter and nine months ended September 30, 2000, is due primarily to the Company's increased data recovery capabilities relative to customers' server based storage devices via modem or internet. The increase in Electronic Information Management (EIM) for the third quarter and nine months ended September 30, 2000, is due to expanded sales and marketing activities. Third quarter 1999 EIM revenue includes $1.1 million of revenues from an EIM project that started in the third quarter and was completed in the fourth quarter of 1999.

SOFTWARE:

Software revenues for the third quarter of 2000 increased 47% compared to the third quarter of 1999. For the nine months ended September 30, 2000, software revenues increased 91% compared to the first nine months of 1999. This increase is principally due to retail software utility product revenues of $2.6 million and $6.0 million in the third quarter and nine months ended September 30, 2000, respectively.

GROSS MARGINS

DATA RECOVERY SERVICES AND PRODUCTS:

Gross margins on data recovery services and products revenues for the third quarter and nine months ended September 30, 2000 were approximately 76% and 77%, respectively, compared to 76% and 74% for the comparable periods of 1999. The increase is due to a more favorable mix of new higher margin services; principally remote data recovery and EIM.

SOFTWARE:

Gross margins on software revenues for the third quarter and nine months ended September 30, 2000 were approximately 72%, compared to 80% and 81%, for the comparable periods of 1999. As revenues from the Company's retail software utility products make up a larger portion of software revenues, software gross margins have declined to their expected level.

OPERATING EXPENSES

SALES AND MARKETING:

Sales and marketing expenses for the third quarter of 2000 increased 35% compared to the third quarter of 1999 and increased 43% in the first nine months of 2000 compared to the same period of 1999. As a percentage of revenues, sales and marketing expenses were 28% and 27% for the third quarter and nine months ended September 30, 2000, respectively, compared to 23% and 24% for the comparable periods of 1999. The increases are due to increased promotion and marketing activities related to the Company's retail software utility products, as well as the investments made in the Company's EIM business and in RapidRecall(TM), the Company's online backup product.

RESEARCH AND DEVELOPMENT:

Research and development expenses for the third quarter of 2000 increased 22% compared to the third quarter of 1999 and increased 39% in the first nine months of 2000 compared to the same period of 1999. As a percentage of revenues, research and development expenses were 18% for both the third quarter and nine months ended September 30, 2000, compared to 17% for both the comparable periods of 1999. The increases are due primarily to the development of the Company's software utility products for delivery via an Application Service Provider
(ASP), EIM, and retail software utility products.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the third quarter of 2000 increased 13% compared to the third quarter of 1999 and increased 22% in the first nine months of 2000 compared to the first nine months of 1999. As a percentage of revenues, general and administrative expenses were 17% for both the third quarter and nine months ended September 30, 2000, compared to 17% and 18% for the comparable periods of 1999. The increase in dollars is due to building infrastructure needed to support new products and services.

GOODWILL

Goodwill is amortized on a straight-line basis over 60 months.

PROVISION FOR INCOME TAXES

For the nine months ended September 30, 2000, the Company provided for taxes at 30.5%, its estimated tax rate for the year. The effective rate is lower than the statutory rate due to the impact of tax exempt interest income earned on investments and research and development credits.

NET INCOME PER SHARE

The decrease in basic and diluted net income per share for the third quarter is due primarily to investments in the EIM business and ASP delivery model, lower than anticipated Rapid Recall (TM) revenues and unfavorable foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operations before changes in current assets and liabilities was $7.5 million and $6.2 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used in investment activities was primarily for the purchase of furniture and equipment, the final payment for the acquisition of Mijenix Corporation, and sale of short-term and long-term marketable securities.

The Company has invested its cash principally in high-grade taxable and tax exempt government securities. As of September 30, 2000, $1.8 million are classified as long-term, with the remaining $31.4 million classified as cash and cash equivalents or short-term marketable securities.

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



                                    ONTRACK DATA INTERNATIONAL, INC.
                                                (Registrant)






      Date: November 14, 2000          By:   /s/ Michael W. Rogers
                                       -----------------------------------------
                                       Michael W. Rogers
                                       Chairman and Chief Executive Officer



      Date: November 14, 2000          By:   /s/ Thomas P. Skiba
                                       -----------------------------------------
                                       Thomas P. Skiba
                                       Vice President & Chief Financial Officer