Form 10-K
period 2000-12-31
ONTRACK DATA INTERNATIONAL INC
filed 2001-04-02
CIK 1022703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                           COMMISSION FILE NO. 0-21375

                        ONTRACK DATA INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


         MINNESOTA                                               41-1521650
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               9023 COLUMBINE ROAD
                             EDEN PRAIRIE, MN 55347
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (952) 937-1107 REGISTRANT'S INTERNET ADDRESS: WWW.ONTRACK.COM
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 2001, assuming as market value the price of $6.78 per share, the closing sale price on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $32,281,641.

As of March 19, 2001, Ontrack had outstanding 10,146,718 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Proxy Statement for Ontrack's Annual Meeting of Shareholders to be held May 24, 2001 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I

         Item 1.      Business................................................1
         Item 2.      Properties.............................................10
         Item 3.      Legal Proceedings......................................11
         Item 4.      Submission of Matters To A Vote of Security
                      Holders................................................11

PART II

         Item 5.      Market For Registrant's Common Equity And
                      Related Stockholder Matters............................11
         Item 6.      Selected Financial Data................................12
         Item 7.      Management's Discussion And Analysis of
                      Financial Condition And Results of Operations..........13
         Item 7A.     Quantitative And Qualitative Disclosures About
                      Market Risk............................................20
         Item 8.      Financial Statements And Supplementary Data............20
         Item 9.      Changes In And Disagreements With Accountants
                      On Accounting And Financial Disclosure.................20

PART III

         Item 10.     Directors And Executive Officers of The
                      Registrant.............................................20
         Item 11.     Executive Compensation.................................21
         Item 12.     Security Ownership of Certain Beneficial Owners
                      And Management.........................................21
         Item 13.     Certain Relationships And Related Transactions.........21
         Item 14.     Exhibits, Financial Statement Schedules And
                      Reports On Form 8-K....................................21

SIGNATURES...................................................................23

                                     PART I

ITEM 1.           BUSINESS

         ONTRACK Data International, Inc. ("Ontrack" or the "Company"), a leading provider of data availability software and service solutions, helps customers manage, recover and discover their valuable data. Ontrack was incorporated in 1985 under the laws of the State of Minnesota. Ontrack's headquarters are located at 9023 Columbine Drive, Eden Prairie, Minnesota 55347, and its telephone number is (952) 937-1107.

OVERVIEW OF BUSINESS

         Ontrack provides a wide range of data availability services and software products that enable users to maintain access to their data and permit fast recovery from system failure.

         The core service business of Ontrack is data recovery. Armed with hundreds of proprietary tools and techniques, Ontrack can recover lost or corrupted data from most types of operating systems and storage devices. Ontrack performs data recoveries for Fortune 500 corporations, governmental agencies, educational and financial institutions, small businesses and individuals. In many cases, Ontrack can perform Remote Data Recovery ("RDR") services via a modem or Internet connection. In other cases, customers ship disk drives or other storage media to Ontrack for data recovery.

         Ontrack also offers evolutionary and customized data recovery service solutions to focused market segments. For example, its Electronic Information Management ("EIM") business unit specializes in searching, retrieving, reconstructing, recovering and producing computer information for use in legal matters. In 2000, Ontrack invested significantly in its EIM infrastructure to increase capacity and refine its patent-pending EIM technology.

         The Company's data availability software solutions consist of a broad line of award-winning products that help prevent, and recover from, data loss. Its foundation is an array of problem-solving, file management and productivity tools and utilities whose span includes proactive solutions that help prevent system failures and reactive "do-it-yourself" products that help recover from data disaster.

         Ontrack believes it is the only company in the world offering such a complete range of data availability services and products. In 2000, Ontrack service revenues represented approximately 69% of total revenues, with software revenues representing the balance.

BACKGROUND OF THE DATA AVAILABILITY BUSINESS

         The amount of data stored on hard disk drives, floppy disks, CD-ROMs, magnetic tape and other types of storage media has been growing rapidly over the past number of years. The growth in stored data has been fueled in part by the rapid expansion of media capacities and the installed base of personal computers, midrange computers, servers and mainframes. With this proliferation of storage capacity has come an increased dependence on fast and reliable access to data in both the office and home. Large amounts of this data are valuable, and sometimes mission-critical, to the user or the user's organization.

         Data can become inaccessible as a result of a wide variety of either hardware or software failures. Hardware failures involve physical damage to the mechanism that retrieves the data or to the storage media itself, including wear, aging, physical abuse, vandalism or environmental hazards. Software failures involve corruption of the software file structure, and include user errors, improper or incompatible software installation and computer viruses. In both types of failures, the data often still exists on the storage media but cannot be retrieved by the user.

         In an effort to prevent data loss, users may pursue one or more protective measures. The most common method is to automatically or manually back up data on a routine basis for onsite or offsite storage. Backup systems and other data protection methods have become faster, more effective and more sophisticated in recent years, and computer users have invested heavily in faster drives and storage systems in an attempt to prevent data loss. Many backup systems, such as disk array (RAID) systems, involve distribution of data across corporate networks to minimize loss in case of a hardware or software failure. Other methods of protecting data include securing access to computer equipment, implementing anti-virus procedures, and developing disaster recovery plans for floods, fires and other natural disasters. All of these methods may be helpful in reducing the likelihood of data loss in certain instances, and the use and effectiveness of these methods is likely to increase in future years. However, these methods are not used by all computer users, and they have not been able to prevent a number of data loss situations from occurring.

         When users experience data loss, they generally first determine whether a backup has been made and, if so, whether it is current, easily accessible and functional. If not, the users will seek assistance from the nearest perceived computer expert, which may include an MIS department or other corporate personnel, a local computer store or a third party computer maintenance provider. In many cases, these people do not have the specialized training, software or equipment necessary to recover lost data, and their attempts to recover the data can actually exacerbate the data loss and hinder the data recovery. If these recovery efforts are unsuccessful, users are often informed or conclude that the data loss is "terminal" and that the data is not recoverable. In many cases, however, the lost data can in fact be recovered by a properly trained and equipped data recovery specialist.

         Users may also experience problems akin to data loss, which can be described as data retrieval challenges. Desired data may be accessible, but is in a form or state that makes it difficult to retrieve in a timely, consistent and cost-effective manner. For instance, the continued and fast-paced evolution of systems, software and media has created situations where 'live data' is stored across diverse applications and operating systems, and 'archival data' from numerous historical points in time is stored in a variety of forms and formats, each time-bound to the computer environment in existence at its creation. In certain circumstances users confronted with such a situation need to quickly search, identify and retrieve data across these different systems, applications and time periods. One example is found in legal proceedings. The continued growth in litigation and acceptance of computer data as part of the legal discovery process has created an environment where users often need professional assistance and solutions in order to timely comply with their obligations and to strategically succeed.

SERVICE SOLUTIONS

         In order to address the wide variety of data recovery needs of its customers, Ontrack has developed and offers a broad range of service solutions ranging from engineer assisted in-lab and RDR services to on-site data recovery service. The breadth of its data recovery tools and know-how gives Ontrack the ability to recover data stored on nearly all types of storage media and operating system formats, and to offer creative, customized, real time solutions to customers facing unique data recovery situations.

         Over one hundred times each business day, worldwide data loss inquiries come to Ontrack by a variety of means, including the Internet and telephone. Those who contact Ontrack to report a data loss are connected to a Customer Service Representative who discusses and assesses the data loss situation, describes the available recovery options, and provides pricing information associated with each option.

         Customers requesting engineer assisted services provide Ontrack access to their data in one or more ways: for in-lab service, they ship their hard disk drive or other storage media by overnight courier to one of Ontrack's in-lab facilities; for RDR service, customers connect their computer system to an Ontrack server via a modem or Internet connection; and for on-site service, Ontrack engineers travel to a customer identified location. Thereafter, a thorough diagnostic evaluation is performed to determine the nature and cause of the data loss, to quantify and identify data that can be recovered, and to develop a recommended course of action. After reviewing the results of the evaluation, the proposed solution and pricing information with Ontrack, the customer chooses whether to proceed with a data recovery solution. Recoveries are performed using one or more of Ontrack's data recovery tools. These tools include numerous proprietary software programs, specialized devices, fixtures and other equipment. The final deliverable - recovered data - is provided in a number of ways: in-lab service delivers it on the customer's preferred choice of media; RDR service repairs and recovers it directly to the customer's originating system media; and on-site service may use either or both methods.

         Ontrack also routinely offers customized services and products to meet the demands of clients in certain specialized markets. For example, the EIM business unit specializes in searching, reconstructing, recovering and producing select electronic information for use in legal matters. It also provides the expertise and technologies needed for large-scale electronic data investigations of diverse computing environments which often include a variety of e-mail and other electronic document applications and a range of computer/storage platforms, such as mainframes, corporate networks and data archival systems. The EIM unit is currently best known for its expertise in data evidence relating to mergers and acquisitions, and intellectual property, antitrust and class action matters.

SOFTWARE PRODUCT SOLUTIONS

         Ontrack offers an array of software products that address a variety of data availability issues users encounter and which can be generally categorized into four solution areas - PC Utilities, Security and Privacy, Data Recovery and Discovery, and eSupport.

         PC UTILITIES

         DATA ADVISOR(R) is a diagnostic software program that quickly assesses the integrity of a hard disk drive and memory, and identifies file structure and other potential problems that could lead to data loss. It is self-booting so it can be run when the underlying operating system will not.

         DISK MANAGER(R) is a hard disk drive installation and partitioning utility for personal computers. It facilitates the process of installing replacement or upgrade hard disk drives and also optimizes storage capacity on hard disk drives.

         EASYUNINSTALL(TM) is a software utility program for Windows 95, 98, NT and 2000 operating systems that assists users in removing and/or relocating unwanted personal computer files and programs.

         FIX-IT UTILITIES(TM) is a series of software utility programs for Windows 95, 98, ME, NT and 2000 that defragment disks, recover deleted files, clean and optimize the Windows registry, provide system monitoring and diagnosis, and include other system administration functionality.

         ONTRACK SYSTEMSUITE(TM) is a suite of integrated utility products that supports Windows 95, 98, ME, NT and 2000 and is designed to keep PC systems operating at peak performance. It includes some or all of the functionality found in the Fix-It Utilities, Easy Uninstall and DataEraser products.

         POWERDESK(R) is a powerful file manager utility program for Windows 95, 98, ME, NT and 2000.

         ZIPMAGIC(R) is a premium file compression software utility program for Windows 95, 98, ME, NT and 2000 that includes a patented method for viewing and handling compressed files. Its features include capabilities to automatically zip outgoing e-mail attachments, to create self-extracting archives, to span large zip files over multiple diskettes, and to configure anti-virus program support.

         SECURITY AND PRIVACY

         DATAERASER(TM) is a "data scrubbing" software program. Data saved on a hard disk remains even after it is deleted, sent to the recycle bin, or after the drive is reformatted or repartitioned. DataEraser is designed to address this problem and to completely erase a personal computer's hard disk of all data. It allows for the safe recycling of hard drive media without putting confidential information at risk, for example, when a personal computer is re-sold or transferred to another user.

         INTERNET CLEANUP(TM) is a software tool that allows for the removal of unwanted data that can be used to track internet activities. Internet sites often will intentionally leave information files on a PC's hard drive for the purpose of tracking user activities, browsing habits and purchasing patterns. Additionally, browsers often store data, graphics and web pages from almost every web site visited. Internet Cleanup software allows users to regularly, automatically, and permanently clean their PC of such files and data.

         DATA RECOVERY AND DISCOVERY

         CAPTUREIT(TM) is a "data cloning" software tool that assists users in retrieving and authenticating data. It performs a byte-by-byte data capture and includes verification routines to ensure data has not been tampered with during or after the capture process. Often it is used in relation to legal proceedings and in conjunction with EIM services.

         DATA RECOVERY FOR NETWARE (ODRN) is a network utility designed to provide improved access to network data and help prevent data structure problems. It allows system administrators to access mounted and unmounted drives and perform file recovery and file system repairs without bringing the server down. ODRN has been tested and approved with NetWare 5.

         EASYRECOVERY(TM) is a "do-it-yourself" data recovery tool. It is effective in situations where accessing lost data does not require the expertise of a data recovery engineer. It can recover files from a variety of hard disk problems, including corrupt FAT tables, inaccessible partitions, virus attacks, and accidental reformatting. During the recovery process, the original media remains unaltered and recovered data is delivered to an independent storage device in order to minimize the risk associated with data reconstruction.

         eSUPPORT TOOLS

         RAPIDRECALL(TM) is a remote personal computer backup and recovery software product. It delivers a solution that addresses the data protection, rapid recovery and systems self-repair needs of desktop PCs, mobile users and remote sites.

RESEARCH AND DEVELOPMENT

         Ontrack's staff of 80 software developers continually develops and updates Ontrack's data recovery tools and commercial software products. In addition, in the performance of data recovery and EIM services, Ontrack's data recovery engineers collaborate with the software developers in creating new tools and procedures. Ontrack will continue to devote additional software development resources to developing new software products related to the data availability business.

SALES AND MARKETING

         Historically, a large portion of Ontrack data recovery service revenue has been generated from general name recognition, repeat business and referrals from existing customers, and third-party referral arrangements. Ontrack believes it must continue to expand and refine its marketing efforts to achieve growth in data recovery services as well as its entire data availability solution set.

         Ontrack has dedicated sales and marketing resources to develop referral relationships with other service companies and corporate partners who offer and promote Ontrack service solutions to their customers and within their organizations. EIM solutions are promoted primarily through Ontrack legal consultants to leading law firms in the United States.

         Many Ontrack software product solutions are marketed and sold through retail stores, principally through distributors. Ontrack often works directly with these retailers to develop special promotions, in-store displays and other marketing activities in an effort to increase product sales. Ontrack also uses its sales force to market and sell its products to the corporate sector in the form of site license solutions. Disk Manager software is marketed primarily through a sales force which attempts to maintain and expand relationships with hard disk drive manufacturers for sales on an OEM basis.

         During 2000, Ontrack pursued new opportunities with customers who can benefit from licensing or reselling Ontrack's software. As a result, Ontrack developed a strategic alliance with McAfee.com whereby McAfee.com branded Ontrack's EasyRecovery product and sold it on a subscription basis to its customers as a complementary product to their anti-virus and security services. In addition, eSupport solutions provider Attenza agreed to private label and resell Ontrack's Web-enabled version of Ontrack SystemSuite to add to its existing eSupport offerings. Ontrack plans to build a more proactive indirect sales effort, one that is primarily focused on developing relationships with resellers, referral partners and marketing affiliates.

         Ontrack continues to develop its Web site (www.ontrack.com) and focus on Internet-supported marketing activities. Ontrack uses these vehicles to promote its services and its online store to market and sell its software products around the world but primarily in the United States, the United Kingdom, France and Germany.

         Ontrack also markets data availability solutions through e-mail campaigns, periodicals and trade journals and participates in selected industry trade shows.

CUSTOMERS

         Ontrack serves a variety of customers. Data recovery services can benefit anyone who has experienced an electronic data loss event. Ontrack's customers range from home users to chief information officers and include Fortune 500 companies, governmental agencies, educational and financial institutions, as well as small businesses and individuals.

         Most of Ontrack's software utility products are sold to consumers in retail stores, principally through distributors, directly and through Ontrack's online store. Finally, Ontrack has enjoyed long-standing relationships with hard disk drive manufacturers that license Ontrack's Disk Manager product.

         Ontrack has developed relationships with top law firms in the country in conjunction with the work it performs with its EIM business. These customers are early adopters of new technology that is enabling them to obtain, search, produce and receive documents relevant to a legal matter in manner that is much more thorough and faster than ever before. Ontrack has developed processes and methods aimed to effectively service these law firms to satisfy their needs. Ontrack's EIM team plans to continue to expand its focus on the top law firms in the country.

         No single customer accounted for 10% or more of Ontrack's revenues in 2000, 1999 or 1998.

COMPETITION

         The data recovery market is currently served by a large number of relatively small, independent service providers. Competition among these firms is intense and barriers to entry are low for competitors seeking to offer data recovery services. Ontrack believes that the broad range of products and services it offers, its experience with data storage, its substantial investment in personnel, its data recovery tools, its RDR capabilities and do-it-yourself data recovery software provide it with a significant competitive advantage. Ontrack believes that the primary competitive factors in the data recovery business are name recognition, the effectiveness of the data recovery services, the ability to operate within a large number of operating environments with a variety of storage media, the timeliness of the services, the number of emergency and custom services provided, and cost.

         The computer software industry is highly competitive and characterized by significant and rapid technological advances. Ontrack's desktop utility software products compete with products offered by much larger companies such as Symantec and Network Associates. These competitors have greater economic resources and greater name and brand recognition than Ontrack and there can be no guarantee that Ontrack's products will compete successfully in the future. Ontrack currently sells the vast majority of its Disk Manager software to hard disk drive manufacturers, and there is no assurance that any such relationships will continue. Developers of competing software may offer their products to the OEMs and retail customers at prices lower than those of Ontrack's products. This price competition may cause Ontrack to lose OEM or retail customers or may force Ontrack to lower its prices, which could have an adverse effect on software revenues and margins.

         Although the EIM business is relatively new and Ontrack believes it enjoys a technological advantage, Ontrack faces significant competition in the EIM market. In order to maintain its market position, Ontrack must continually invest in technology and qualified personnel. Ontrack currently competes for EIM business with litigation support companies, large consulting firms, printers as well as smaller technology companies, and it expects its competitors to also further invest in technology and qualified personnel. Additionally, Ontrack is aware that several smaller companies are readying themselves to compete in the EIM business. If Ontrack's competitors are more successful in developing new technologies, retaining qualified personnel or marketing their services, Ontrack may lose market share in the future.

         The markets in which Ontrack competes are characterized by rapid technological changes, changing customer needs and frequent new software product introductions. In addition, higher capacity drives and improved operating systems are being designed and marketed, and many businesses are investing in the development of in-house automatic data backup systems and improved data storage technologies. In order to remain competitive, Ontrack must continue to develop and market enhanced versions of its products and add service and product offerings which complement new technologies and customer needs.

PROPRIETARY TECHNOLOGY

         Ontrack currently relies on a combination of copyright, patent and trade secret laws, non-disclosure agreements and other methods to protect its proprietary technology. Ontrack has applied for and received patents in the United States and other countries relating to technology used in and in conjunction with its RDR and ZipMagic solutions. There can be no assurance that any meaningful patent protection will result from these patents or any patent applications or that systems or methods disclosed in the patents or any patent applications do not infringe any third party patents or copyrights. Furthermore, there can be no assurance that any patent or future patents acquired by Ontrack will be of sufficient scope or strength to provide meaningful protection of its products and technologies.

         Ontrack's proprietary technology involves the use of copyrightable material such as computer software. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy Ontrack's products and processes or to reverse engineer or obtain and use information that Ontrack regards as proprietary. Ontrack also relies on proprietary processes and techniques, materials, expertise and trade secrets applicable to the computer data recovery industry. Ontrack believes these proprietary rights may provide it with a competitive advantage as important, if not more important, to Ontrack as patent protection. There can be no assurance that protective measures taken by Ontrack will provide Ontrack with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure.

COMPANY OFFICES

         Ontrack's headquarters are located in Eden Prairie, Minnesota. In addition, Ontrack has offices in Los Angeles, California, Washington, D.C., Boulder, Colorado, New York, New York, London, England, Stuttgart, Germany, and Paris, France. Each of Ontrack's facilities has stand alone data recovery capabilities, except for the Boulder, Colorado office, which primarily develops, markets and sells Ontrack's desktop utility software products, and the Paris office, which is strictly a sales office. Ontrack also offers data recovery, data conversion and consulting services in Tokyo, Japan through a licensing arrangement with Y-E Data, a subsidiary of Yaskawa Electric, Inc., a major technology company.

EMPLOYEES

         As of December 31, 2000, Ontrack had a total of 402 employees, including 118 in data recovery engineering, 80 in software development, 113 in sales and marketing, 19 in customer support and 72 in administration and finance. None of Ontrack's employees are represented by a labor union or are subject to a collective bargaining agreement. Ontrack has never experienced a work stoppage and believes its employee relations are good.

         The success of Ontrack depends in large part upon its ability to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense. There can be no assurance that Ontrack will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS

         The executive officers of Ontrack are as follows:

                NAME           AGE             POSITION WITH ONTRACK
                ----           ---             ---------------------
Michael W. Rogers...........   45     Chairman and Chief Executive Officer
Gary S. Stevens.............   44     Senior Vice President, Chief Information
                                      and Technology Officer and Director

Thomas P. Skiba.............   45     Vice President and Chief Financial Officer
John M. Bujan...............   56     Vice President, General Counsel and
                                      Secretary

Ben F. Allen................   36     Chief Operating Officer

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

         GARY S. STEVENS has served as Senior Vice President and Chief Information and Technology Officer of Ontrack since February 2001 and as a Director of Ontrack since 1985. He served as Ontrack's Senior Vice President, Engineering from 1985 to February 2001. From 1979 to 1985, Mr. Stevens was a designer and diagnostic programmer of disk subsystems for CDC.

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

         BEN F. ALLEN has served as Chief Operating Officer of Ontrack since February 2001. From February 1999 to February 2001, he served as the General Manager of Ontrack's European operations in the United Kingdom and France. From February 1998 through February 1999, he served as Ontrack's Internet Marketing Manager. From 1989 to 1998, he served in various management roles at Ceridian Corporation, a Minneapolis-based information services company, most recently as Vice President of Sales and Marketing for Washington Consulting Services and Technologies, a former Ceridian subsidiary.

ITEM 2.           PROPERTIES

         Ontrack maintains its headquarters in Eden Prairie, Minnesota in approximately 62,200 square foot leased facilities, under a lease expiring September 2009. Ontrack recently signed an amendment to the existing lease to include expansion in an additional building consisting of approximately 46,100 square feet. Ontrack also leases approximately 7,200 square feet of space in Los Angeles under a lease expiring in July 2001; approximately 7,800 square feet of space in Washington, D.C. under a lease that expires in June 2003; approximately 6,000 square feet of space in the New York metropolitan area under a lease which expires in May 2003; and approximately 12,700 square feet in Boulder, Colorado under a lease that expires in January 2006.

         Ontrack also leases approximately 5,600 square feet of space under a lease which expires in

November 2005 and another approximately 5,200 square feet of space under a lease which expires in April 2008 for its office in London. Additionally, approximately 10,300 square feet of space is leased for its office in Stuttgart under a lease which expires in October 2006 and approximately 1,600 square feet of space is leased for its office in Paris under a lease that expires in September 2009.

         The Eden Prairie, Washington D.C., New York, Boulder, and Stuttgart leases each have a three-to-five year option for extension.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Ontrack trades in the NASDAQ National Market under the symbol "ONDI." As of March 19, 2001, Ontrack had approximately 85 shareholders of record. Ontrack has been informed however that there are in excess of 3,200 beneficial owners of Ontrack common stock.

         High and low closing quarterly sale prices for 2000 and 1999 were as follows:

          FIRST QUARTER     SECOND QUARTER      THIRD QUARTER     FOURTH QUARTER
          -------------     --------------      -------------     --------------
2000:
----
High            $ 12.31            $  9.88            $ 13.81            $ 14.50

Low             $  6.75            $  7.13            $  7.38            $  5.59

1999:
----
High            $  6.50            $  4.94            $  5.94            $ 13.25

Low             $  3.81            $  3.56            $  4.13            $  5.13

         Ontrack paid no dividends in 2000 and 1999 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Ontrack intends to retain any future earnings for use in business development.

ITEM 6.           SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

                                                                YEAR ENDED DECEMBER 31,

CONSOLIDATED STATEMENT OF INCOME DATA:     2000           1999           1998           1997           1996
                                           -----          -----          -----          -----          ----
Service revenues.......................    $ 36,645       $ 31,736       $ 29,205       $ 26,689      $ 19,654

Software revenues......................      16,286         11,636          6,636          8,560         7,109

Total revenues.........................      52,931         43,372         35,841         35,249        26,763

Gross margin...........................      39,646         32,766         28,512         29,491        22,241

Operating expenses.....................      33,771         26,832         22,531         22,091        17,609

Operating income.......................       5,875          5,934          5,981          7,400         4,632

Net income.............................       5,048          4,677          5,198          5,656         3,124

Net income per share - diluted.........    $    .48       $   0.47       $   0.52       $   0.56      $   0.38

Diluted net income per share
  before goodwill and
  terminated merger costs..............    $   0.57       $   0.57       $   0.52       $   0.56      $   0.38

                                                                      DECEMBER 31,

CONSOLIDATED BALANCE SHEET DATA:           2000           1999           1998           1997           1996
                                           -----          -----          -----          -----          ----

Cash, cash equivalents and
  short-term investments...............    $ 28,176       $ 28,705       $ 33,596       $ 32,176      $ 22,684

Working capital........................      36,042         30,976         35,914         31,745        22,198

Total assets...........................      60,688         56,301         46,449         45,125        36,635

Total liabilities......................       6,017          7,270          3,669          5,794         4,229

Total shareholders' equity............     $ 54,671       $ 49,031       $ 42,780       $ 39,331      $ 32,406

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Ontrack's service revenues are derived principally from the performance of data recovery and EIM services. The principal factors affecting service revenues are the number and type of jobs or projects Ontrack performs during the period. Ontrack's revenues are dependent on the occurrence of numerous isolated data loss events and on potential customers' decisions to use Ontrack's services when a data loss occurs. EIM revenues are dependent on the number and size of legal projects where Ontrack is selected to provide its services.

         Software revenues are derived principally from sales of desktop utility software products sold through the retail channels, royalties on the distribution of Disk Manager software by hard disk drive OEMs in their disk drive products sold through distribution channels, and do-it-yourself data recovery software.

         International revenues consist of services and software from Ontrack's wholly-owned subsidiaries in London, England, Stuttgart, Germany, and Paris, France and royalties from the license of Ontrack's data recovery technology in Japan to Y-E Data, a Japanese company. Total international revenues were 21%, 21% and 22% of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES

         SERVICES. Service revenues increased 15% to $36.6 million from $31.7 million in 1999. Service revenues consisted of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                         2000              1999
                                                        -------          -------
                                                         (Amounts in thousands)

In-lab data recovery services                           $25,851          $25,356
Remote Data Recovery ("RDR") services                     2,811            1,826
Electronic Information Management
  ("EIM") services                                        7,983            4,554
                                                        -------           ------
                  Total                                 $36,645          $31,736
                                                        =======          =======

         In-lab recovery is Ontrack's traditional service whereby a storage device is physically worked on either in one of Ontrack's data recovery labs, or directly at the customer's site. RDR is a process whereby Ontrack can recover data in certain situations by working on the customers' storage device through the use of a modem, or through the Internet. This saves the customer valuable time and effort in that the storage device does not have to leave the customer's premises. As the Company has been extending its RDR capabilities, the number of RDR jobs and the average price per job has been increasing at a higher rate than for in-lab data recoveries.

         EIM revenue consists of services related to searching, retrieving, reconstructing, recovering and producing computer information for use in legal matters. The 75% increase in EIM revenue is attributable to increased awareness of Ontrack's services. In the second half of 1999, the Company generated approximately $2.5 million in revenue from one large project. The growth rate in 2000 excluding this one large project was 289%. Ontrack has built on the success of this large job and leveraged its storage technology into a leading position in the emerging EIM market.

         SOFTWARE. Software revenues in 2000 increased 40% to $16.3 million compared to $11.6 million in 1999. Software revenues consisted of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           2000            1999
                                                        --------        --------
                                                         (Amounts in thousands)

Desktop Utility                                         $  9,232        $  4,126
Disk Manager                                               4,100           5,118
Easy Recovery                                              2,406           2,392
Rapid Recall                                                 548              --
                                                        --------        --------
                  Total                                 $ 16,286        $ 11,636
                                                        ========        ========

         Desktop utility revenue increased 124% compared to 1999. The increase was due to a full year of revenue in 2000 compared to a half year in 1999.

         Ontrack's Disk Manager revenue declined 20% compared to 1999. While Disk Manager software continues to contribute strong operating margins, downward pricing pressure continues from the Company's main customers, the disk drive manufacturers.

         Rapid Recall revenue consists of sales of Ontrack's remote personal online back-up and recovery software. In 2000, Rapid Recall experienced lower than expected revenue due to longer than expected sales cycles.

         GROSS MARGINS

         SERVICES. Gross margins on service revenues were 78% in 2000 compared to 76% in 1999. The increase was due to a more favorable mix of higher margin services; principally RDR and EIM services.

         SOFTWARE. Gross margins on software revenues were 67% in 2000 compared to 74% in 1999. As revenues from desktop utility software products make up a larger portion of software revenues, software gross margins have declined to their expected level.

         OPERATING EXPENSES

         Total operating expenses, excluding goodwill and terminated merger expenses, were $32.5 million in 2000 compared to $25.4 million in 1999, an increase of 28%.

         SALES AND MARKETING. As a percentage of revenues, sales and marketing expenses were 26% in 2000 compared to 24% in 1999. The increase was due to increased promotion and marketing activities related to the desktop utility software products.

         RESEARCH AND DEVELOPMENT. As a percentage of revenues, research and development expenses were 18% in 2000 compared to 16% in 1999. The increase was due to the development of new software tools and techniques in the EIM business, and a full year of costs related to the development of desktop utility software products.

         GENERAL AND ADMINISTRATIVE. As a percentage of revenues, general and administrative expenses were 17% in 2000 compared to 18% in 1999. The decrease was due to the general and administrative costs not rising in direct proportion to the increase in revenues.

         GOODWILL. Goodwill amortization was $1.8 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively. The increase is due to a full year of goodwill amortization relating to the Mijenix acquisition.

         TERMINATED MERGER COSTS. In November 1999, Ontrack agreed to be acquired by Legato Systems, Inc. In January 2000, the merger agreement was terminated. Ontrack's expenses related to the merger totaled $675,000 and consisted of fees paid to its investment banker, law firms and independent accountants, as well as printing and filing fees. In March 2000, the Company was reimbursed for $579,000 of these expenses by Legato. These items are shown as a separate component of operating expenses.

         INTEREST AND OTHER INCOME

         The increase in interest and other income for the year was principally due to higher interest rates and cash balances.

         PROVISION FOR INCOME TAXES

         Ontrack's effective tax rate in 2000 was 30% compared to 33% in 1999. The decrease in the 2000 effective rate was a result of increased tax-exempt interest income and research and development credits.

         DILUTED NET INCOME PER SHARE

         Diluted net income per share increased to $.48 in 2000 from $.47 in 1999. The increase is due solely to an increase in net income.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES

         SERVICES. Service revenues increased 9% to $31.7 million from $29.2 million in 1998. Service revenues consisted of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                         1999              1998
                                                        -------         --------
                                                         (Amounts in thousands)

In-lab data recovery services                           $25,356          $27,108
Remote Data Recovery ("RDR") services                     1,826              736
Electronic Information Management
  ("EIM") services                                        4,554            1,361
                                                        -------          -------
                  Total                                 $31,736          $29,205
                                                        =======          =======

         Beginning in late 1998 and continuing throughout 1999, Ontrack leveraged its data recovery technology into new areas of data availability services and products. In 1999, Ontrack greatly expanded its remote capabilities and as a result, these revenues increased 148%.

         The 234% increase in EIM revenue was attributable to increased awareness of Ontrack's services. This increased awareness resulted in one large job, which generated approximately $2.5 million in the second half of 1999. The experience gained on this particular job positioned Ontrack to pursue other similar opportunities.

         SOFTWARE. In 1998, software revenues consisted entirely of sales of Disk Manager product, a utility software that assists users in the installation of hard disk drives. In late 1998, Ontrack acquired a do-it-yourself data recovery software product line from a German company for approximately $2.1 million. The product, Easy Recovery, was sold through the Internet, and is intended for customers who have experienced data loss and are interested in recovering their data themselves. In July 1999, Ontrack acquired its Boulder division which offers proactive software tools and diagnostics to help customers avoid failures of their Windows-based personal computer systems. The Boulder division products were sold principally through the retail channels. Software revenues consisted of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                         1999              1998
                                                         -------         -------
                                                         (Amounts in thousands)

Disk Manager                                             $ 5,118         $ 6,636
Desktop Utility                                            4,126              --
Easy Recovery                                              2,392              --
                                                         -------         -------
                  Total                                  $11,636         $ 6,636
                                                         =======         =======

         Software revenues in 1999 increased 75% to $11.6 million compared to $6.6 million in 1998. The increase was a net result of $4.1 million of revenue generated by the Boulder division, the addition of the Easy Recovery product line, and a 23% decline in the sales of Disk Manager software. While Disk Manager software continued to contribute strong operating margins, downward pricing pressure continued from our main customers, the disk drive manufacturers.

         GROSS MARGINS

         SERVICES. Gross margins on service revenues were 76% in 1999 compared to 79% in 1998. The decrease was due to material costs related to the large EIM job completed in the second half of 1999, and increased engineering labor costs.

         SOFTWARE. Gross margins on software revenues were 74% in 1999 compared to 81% in 1998. The reduction was due to the inclusion of amortization of capitalized software related to the acquired do-it-yourself data recovery software product line, and the addition of the desktop utility software products, which have lower margin percentages than the royalties received on sales of Disk Manager.

         OPERATING EXPENSES

         Total operating expenses, excluding goodwill and terminated merger expenses, were $25.4 million in 1999 compared to $22.5 million in 1998, an increase of 13%. The increase was due almost entirely to expenses at our then newly acquired Boulder division.

         RESEARCH AND DEVELOPMENT. As a percentage of revenues, research and development expenses were 16% in 1999 compared to 18% in 1998. The decreased percentage was due to the increase in consolidated revenue.

         SALES AND MARKETING. As a percentage of revenues, sales and marketing expenses were 24% in 1999 compared to 25% in 1998. The slight decline in percentage was due to the increase in consolidated revenues.

         GENERAL AND ADMINISTRATIVE. As a percentage of revenues, general and administrative expenses were 18% in 1999 compared to 20% in 1998. The decreased percentage was also due to the increase in consolidated revenues.

         GOODWILL. Effective July 16, 1999, Ontrack completed its acquisition of the Boulder division. The purchase price of $7.9 million consisted of $6.7 million in cash and 215,345 shares of Ontrack common stock valued at $1 million. The terms of the purchase contained an earn-out whereby the former shareholders of the Boulder division would receive additional consideration if certain financial goals were met in 1999. The additional consideration totaled $726,000, which amount Ontrack had accrued as part of the purchase price as of December 31, 1999.

         TERMINATED MERGER COSTS. In November 1999, Ontrack agreed to be acquired by Legato Systems, Inc. In January 2000, the merger agreement was terminated. Ontrack's expenses related to the merger totaled $675,000 and consisted of fees paid to its investment banker, law firms and independent accountants, as well as printing and filing fees. These items were shown as a separate component of operating expenses.

         INTEREST AND OTHER INCOME

         The decrease in interest and other income for the year was principally due to exchange differences resulting from currency fluctuations in the value of the Euro against the U.S. Dollar.

         PROVISION FOR INCOME TAXES

         Ontrack's effective tax rate in 1999 was 33% compared to 31% in 1998. The effective rate was lower than the statutory rate because of the impact of tax-exempt interest income earned on investments and research and development credits. The increase in the 1999 effective tax rate was a result of tax exempt interest being a smaller percentage of pre-tax income in 1999.

         DILUTED NET INCOME PER SHARE

         Diluted net income per share decreased to $.47 in 1999 from $.52 in 1998. The decrease was due solely to a decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow from operations was $4.1 million in 2000, $7.8 million in 1999 and $4.8 million in 1998. Cash flow from operations before the effect of changes in current assets and liabilities was $10.2 million in 2000, $8.5 million in 1999, and $7.4 million in 1998.

         Cash used in investing activities was primarily for the purchase of leasehold improvements, furniture and equipment.

         At December 31, 2000, Ontrack had $33.0 million of cash, cash equivalents, short-term investments and long-term investments, the majority of which is invested in high-grade taxable and tax exempt government securities. Ontrack expects to utilize part of this cash to seek opportunities to expand its business through acquisitions; however there are currently no commitments, agreements or understandings for any such acquisitions.

         Ontrack expects that its current cash and investments along with cash generated from its operations will be adequate to meet its capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Information included in this Form 10-K, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases, which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-K, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and Ontrack must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) Ontrack intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) Ontrack's software revenues depend on disk drive shipments by OEM's; trends in the disk drive industry; and the risks inherent in the retail product markets (including product returns and changing customer demands), which Ontrack cannot control;
(5) Ontrack has introduced and intends to introduce new products and services and there can be no assurance of market acceptance of any such product or service or of favorable market conditions in any target market for Ontrack's products and services, such as the target market for Ontrack's EIM business; and (6) Ontrack depends to a large degree on its ability to attract and retain technical personnel.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Ontrack has three foreign subsidiaries, located in England, Germany, and France and generates approximately 21% of its revenues outside of North America. Ontrack's ability to sell its services and products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business. The impact of the stronger U.S. dollar on the translation of foreign currency-denominated sales and related gross profit thereon was not material in 2000, 1999 and 1998.

         Ontrack experiences foreign currency gains and losses, which are reflected in Ontrack's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of Ontrack's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts. The net exchange gain or loss arising from this was not material in 2000, 1999 and 1998. Ontrack anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets of Ontrack as of December 31, 2000 and 1999, and related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the three years in the period ended December 31, 2000 and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants. These consolidated financial statements begin on page F-1, following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in Ontrack's 2001 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding the executive officers of Ontrack is included under "Business - Executive Officers" in Part I of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

         The information set forth in the 2001 Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

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

3.2      Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Form
         SB-2).

10.1 1996 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8, filed on July 28, 2000, SEC File No. 333-42496).

10.2 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Form SB-2).

10.3     Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
         10.3 to the Form SB-2).

10.4 License Agreement dated November 17, 1994 between Ontrack and Y-E Data, Inc. (incorporated by reference to Exhibit 10.5 to the Form SB-2).

10.5     Employment Agreement dated August 6, 1996 between Ontrack and Michael
         W. Rogers. (incorporated by reference to Exhibit 10.8 to the Form
         SB-2).

10.6 Employment Agreement dated August 6, 1996 between Ontrack and Gary S. Stevens (incorporated by reference to Exhibit 10.9 to the Form SB-2).

10.7 Letter Agreement dated April 11, 1996 between Ontrack and Thomas P. Skiba (incorporated by reference to Exhibit 10.11 to the Form SB-2 and to Exhibit 10.9 to Ontrack's Form 10-K for the fiscal year ended December 31, 1999).

10.8 Letter Agreement dated February 28, 1996 between Ontrack and John M. Bujan (incorporated by reference to Exhibit 10.12 to the Form SB-2 and to Exhibit 10.10 to Ontrack's Form 10-K for the fiscal year ended December 31, 1999).

10.9 Commercial Note, Revolving Loan Agreement, Security Agreement and Arbitration Agreement, each dated as of July 31, 1996, between Ontrack and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit
         10.15 to the Form SB-2) and amendment dated August 18, 1998 (incorporated by reference to Exhibit 10.12 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998.)

10.10 Form of License Agreement with OEM Customers (incorporated by reference to Exhibit 10.16 to the Form SB-2).

10.11 Lease Agreement dated September 21, 1998 between Liberty Property Limited Partnership and Ontrack for new Company offices, as amended by First Amendment to Lease dated January 26, 1999 (incorporated by reference to Exhibit 10.16 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998).

10.12 Stock Purchase Agreement dated as of July 7, 1999 by and among Ontrack, Mijenix Corporation and Jennifer Kronenberg (incorporated by reference to Exhibit 2.1 to the Form S-3 filed on September 27, 1999, SEC File No. 333-87871).

21.1     Subsidiaries of Ontrack (filed herewith).

23.1     Consent of Grant Thornton LLP (filed herewith).

24.1     Power of Attorney, included in the Signature Page.

         (b)      Reports on Form 8-K.   None.
                  -------------------

(c) Financial statements and schedules filed as part of this 10-K: See Index to Financial Statements on Page F-1 and Page S-1 containing
         Schedule II (Valuation and Qualifying Accounts) following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities indicated, on March 29, 2001.

Signature                       Title
---------                       -----

 /s/ Michael W. Rogers          Chairman and Chief Executive
--------------------------      Officer (principal executive officer)
Michael W. Rogers


 /s/ Thomas P. Skiba            Vice President and Chief Financial Officer
--------------------------      (principal financial and accounting officer)
Thomas P. Skiba


 /s/ Gary S. Stevens            Senior Vice President, Chief Information
--------------------------      and Technology Officer and Director
Gary S. Stevens


 /s/ Roger D. Shober            Director
--------------------------
Roger D. Shober


 /s/ Robert M. White            Director
--------------------------
Robert M. White, Ph.D.


 /s/ John E. Pence              Director
--------------------------
John E. Pence

                                      INDEX

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements

   Consolidated Balance Sheets...............................................F-3

   Consolidated Statements of Income.........................................F-4

   Consolidated Statements of Shareholders' Equity...........................F-5

   Consolidated Statements of Cash Flows.....................................F-6

   Notes to Financial Statements.............................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
and Shareholders
ONTRACK Data International, Inc.

                We have audited the accompanying consolidated balance sheets of ONTRACK Data International Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ONTRACK Data International Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                We have also audited Schedule II of ONTRACK Data International, Inc. and subsidiaries for each of the three years in the period ended December 31, 2000. In our opinion, this schedule represents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 2, 2001

                        ONTRACK DATA INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   December 31,
                                                              ---------------------
ASSETS                                                          2000         1999
                                                              --------     --------
CURRENT ASSETS:
   Cash and cash equivalents                                  $ 15,370     $ 14,992
   Marketable securities                                        12,806       13,713
   Accounts receivable, net                                      9,570        6,382
   Prepaid expenses and other current assets                     4,313        3,159
                                                              --------     --------
                TOTAL CURRENT ASSETS                            42,059       38,246

Long-term marketable securities                                  4,868        3,323
Deferred income taxes                                            1,432          263
Furniture and equipment, net                                     6,464        6,002
Intangibles, net                                                 5,865        8,467
                                                              --------     --------
                TOTAL ASSETS                                  $ 60,688     $ 56,301
                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $  1,254     $  2,927
   Accrued income taxes                                          1,953          739
   Other accrued expenses                                        2,810        3,604
                                                              --------     --------
                TOTAL CURRENT LIABILITIES                        6,017        7,270

COMMITMENTS AND CONTINGENCIES                                       --           --

SHAREHOLDERS' EQUITY:
   Preferred stock; $.01 par value; 1,000 shares
      authorized; no shares issued or outstanding                   --           --

   Common stock; $.01 par value; 25,000 shares
      authorized; 10,139 and 10,023 shares issued
      and outstanding at December 31, 2000 and 1999                101          100

   Additional paid-in capital                                   31,397       30,732

   Retained earnings                                            23,255       18,207

   Accumulated translation adjustment                              (82)          (8)
                                                              --------     --------
                TOTAL SHAREHOLDERS' EQUITY                      54,671       49,031
                                                              --------     --------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 60,688     $ 56,301
                                                              ========     ========

The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Years ended December 31,
                                            ---------------------------------
                                              2000         1999        1998
                                            --------     --------    --------
REVENUES:
   Services                                 $ 36,645     $ 31,736    $ 29,205
   Software                                   16,286       11,636       6,636
                                            --------     --------    --------
                TOTAL REVENUES                52,931       43,372      35,841

COST OF REVENUES:
   Services                                    7,906        7,607       6,064
   Software                                    5,379        2,999       1,265
                                            --------     --------    --------
                TOTAL COST OF REVENUES        13,285       10,606       7,329
                                            --------     --------    --------

GROSS MARGIN                                  39,646       32,766      28,512

OPERATING EXPENSES:
   Sales and marketing                        13,947       10,527       9,023
   Research and development                    9,454        7,092       6,499
   General and administrative                  9,098        7,746       7,009
   Amortization of goodwill                    1,851          792          --
   Terminated merger costs                      (579)         675          --
                                            --------     --------    --------
                TOTAL OPERATING EXPENSES      33,771       26,832      22,531
                                            --------     --------    --------

OPERATING INCOME                               5,875        5,934       5,981

Interest and other income                      1,345        1,047       1,523
                                            --------     --------    --------

INCOME BEFORE INCOME TAXES                     7,220        6,981       7,504

Provision for income taxes                     2,172        2,304       2,306
                                            --------     --------    --------

NET INCOME                                  $  5,048     $  4,677    $  5,198
                                            ========     ========    ========

NET INCOME PER SHARE
   BASIC                                    $   0.50     $   0.48    $   0.53
   DILUTED                                  $   0.48     $   0.47    $   0.52

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC                                      10,072        9,825       9,860
   DILUTED                                    10,468        9,942      10,020


The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                     Common stock           Additional     Accumulated
                                               -----------------------       paid-in       translation     Retained
                                                Shares         Amount        capital       adjustment      earnings        Total
                                               --------       --------       --------       --------       --------       --------
BALANCES AT JANUARY 1, 1998                       9,910       $     99       $ 30,880       $     20       $  8,332       $ 39,331

   Exercise of stock options                         59              1            192             --             --            193

   Tax benefit from exercise of
     nonqualified stock options                      --             --            122             --             --            122

   Stock purchased through Employee Stock
     Purchase Plan                                   31             --            326             --             --            326

   Repurchase of common stock                      (303)            (3)        (2,389)            --             --         (2,392)

   Translation adjustment                            --             --             --              2             --              2

   Net income                                        --             --             --             --          5,198          5,198
                                               --------       --------       --------       --------       --------       --------
BALANCES AT DECEMBER 31, 1998                     9,697             97         29,131             22         13,530         42,780

   Exercise of stock options                         48              1            364             --             --            365

   Stock purchased through Employee Stock
     Purchase Plan                                   63             --            239             --             --            239

   Stock issued in acquisition                      215              2            998             --             --          1,000

   Translation adjustment                            --             --             --            (30)            --            (30)

   Net income                                        --             --             --             --          4,677          4,677
                                               --------       --------       --------       --------       --------       --------
BALANCES AT DECEMBER 31, 1999                    10,023            100         30,732             (8)        18,207         49,031

   Exercise of stock options                         62              1            299             --             --            300

   Stock purchased through Employee Stock
     Purchase Plan                                   54             --            366             --             --            366

   Translation adjustment                            --             --             --            (74)            --            (74)

   Net income                                        --             --             --             --          5,048          5,048
                                               --------       --------       --------       --------       --------       --------
BALANCES AT DECEMBER 31, 2000                    10,139       $    101       $ 31,397       $    (82)      $ 23,255       $ 54,671
                                               ========       ========       ========       ========       ========       ========

The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                       Years ended December 31,
                                                               --------------------------------------
                                                                 2000           1999           1998
                                                               --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  5,048       $  4,677       $  5,198
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              2,491          2,088          2,230
       Capitalized software amortization                          1,107            941             --
       Goodwill amortization                                      1,601            792             --
       Deferred income taxes                                     (1,070)          (137)          (225)
       Provision for doubtful accounts and returns                1,278            680           (375)
       Changes in operating assets and liabilities:
         Accounts receivable                                     (4,466)        (3,303)           (63)
         Other current assets                                    (1,263)          (299)            38
         Accounts payable and accrued expenses                     (602)         2,385         (2,001)
                                                               --------       --------       --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES         4,124          7,824          4,802

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions                                                    (726)        (6,641)        (2,131)
   Purchases of furniture and equipment                          (3,048)        (4,071)        (2,168)
   Net sales (purchases) of marketable securities                  (638)         2,552         (1,221)
                                                               --------       --------       --------
                NET CASH USED IN INVESTING ACTIVITIES            (4,412)        (8,160)        (5,520)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from Employee Stock Purchase Plan                       366            239            326
   Proceeds from exercise of stock options                          300            365            193
   Repurchase of common stock                                        --             --         (2,392)
                                                               --------       --------       --------
                NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                             666            604         (1,873)
                                                               --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                378            268         (2,591)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     14,992         14,724         17,315
                                                               --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 15,370       $ 14,992       $ 14,724
                                                               ========       ========       ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW ACTIVITY:

   Income taxes paid                                           $  2,121       $  2,778       $  2,608
                                                               ========       ========       ========


The accompanying notes are an integral part of these statements.

                        ONTRACK DATA INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ONTRACK Data International, Inc. (the "Company") a leading provider of data availability software and service solutions, helps customers manage, recover, and discover their valuable data. The Company's headquarters are located in Eden Prairie, Minnesota, and has locations in Los Angeles, California; Washington, D.C.; New York, New York; Boulder, Colorado; London, England; Stuttgart, Germany; and Paris, France.

   Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

   Service revenue is recognized upon shipment or transmission of the recovered data back to customers or as services are provided. Software revenue is recognized when a purchase order has been received, the product has been shipped and collectibility is probable or upon receipt of OEM royalty reports, whichever is applicable. Software revenue is stated net of estimated customer returns and allowances.

   The allowance for doubtful accounts and returns at December 31, 2000 and 1999 was $2,441 and $1,163.

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

   Advertising Expense

   The Company expenses advertising costs as incurred. Advertising expenses of approximately $2,933, $2,492, and $2,199 were charged to operations during the years ended December 31, 2000, 1999, and 1998.

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

   Comprehensive income is not separately reported as amounts were not significant.

   Net Income Per Share

   Basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 273, 788 and 430 shares of common stock with weighted average exercise prices of $8.23, $7.26 and $13.33 were outstanding during 2000, 1999, and 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

   Reclassifications

   Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 financial statement presentation.

   New Pronouncements

   SEC Staff Accounting Bulletin Number 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101) summarizes certain of the staff's views on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 became effective for the Company during fiscal 2000, and had no material impact.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2  -  FINANCIAL STATEMENT COMPONENTS

   FURNITURE AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                            December 31,
                                      ---------------------
                                       2000           1999
                                      ------         ------

Computer equipment                  $ 10,955       $  9,609
Furniture and office equipment         2,384          2,229
Leasehold improvements                 2,542          2,580
Purchased software                     2,021          1,014
Less accumulated depreciation        (11,438)        (9,430)
                                    --------       --------

                                    $  6,464       $  6,002
                                    ========       ========

   ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

                                            December 31,
                                      ---------------------
                                       2000           1999
                                      ------         ------

Wages and benefits                    $1,195         $1,371
Earn-out                                  --            726
Marketing                                316             --
Other                                  1,299          1,507
                                      ------         ------

                                      $2,810         $3,604
                                      ======         ======


NOTE 3  -  ACQUISITIONS

   On July 15, 1999, the Company acquired Mijenix Corporation, a business that develops, markets and supports computer software utility products to enhance performance of personal computers. The purchase price consisted of $7,426 in cash and 215 shares of common stock. The acquisition was accounted for as a purchase and, accordingly, the acquired Company's results of operations are included in the consolidated financial statements from the date of acquisition. The purchase price in excess of net assets acquired of $7,938 is being amortized on a straight-line basis over five years.

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

   The following unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 assume the acquisition occurred on January 1, 1998. The pro forma information includes adjustments for amortization of intangibles arising from the transaction:

                                           Years ended
                                           December 31,
                                     ----------------------
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

   In December 1998, the Company purchased the assets related to a do-it-yourself data recovery software product line. The purchase price was $2,131 and is classified net of amortization with intangible assets. The purchase price is being amortized over the expected life of the asset. As of December 31, 2000, the unamortized balance was $84.

NOTE 4  -  TERMINATED MERGER COSTS

   Terminated merger costs of $675 for the year ending December 31, 1999 include legal fees, financial advisory fees, and miscellaneous expenses related to the proposed acquisition of the Company by Legato Systems, Inc. announced in November 1999. On January 24, 2000, the acquisition agreement was terminated. In March of 2000, the Company was reimbursed for $579 of their expenses by Legato.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5  -  LINE OF CREDIT

   The Company maintains a line of credit which allows maximum borrowings of $1,000 subject to a borrowing base of 80% of accounts receivable outstanding less than 90 days. The line of credit carries an interest rate of 1/2% over the prime lending rate and is collateralized by all assets of the Company. There were no borrowings outstanding under the line of credit at December 31, 2000 and 1999.

NOTE 6  -  INCOME TAXES

   The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income (loss) before income taxes consist of the following:

                         Years ended December 31,
                   ----------------------------------
                     2000         1999          1998
                   -------      -------       -------

United States      $ 6,351      $ 7,109       $ 7,850
Foreign                869         (128)         (346)
                   -------      -------       -------

                   $ 7,220      $ 6,981       $ 7,504
                   =======      =======       =======

   The Company's provision for income taxes consists of the following:

                         Years ended December 31,
                   -----------------------------------
                     2000          1999          1998
                   -------       -------       -------
Current:
  Federal          $ 2,697       $ 2,037       $ 2,097
  State                382           324           317
  Foreign              163            80           117
                   -------       -------       -------
        Total        3,242         2,441         2,531

Deferred:
  Federal           (1,193)          (98)          (44)
  State               (112)           (9)           (4)
  Foreign              235           (30)         (177)
                   -------       -------       -------
        Total       (1,070)         (137)         (225)
                   -------       -------       -------
                   $ 2,172       $ 2,304       $ 2,306
                   =======       =======       =======

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6  -  INCOME TAXES  -  Continued

   The Company's effective tax rates differed from the federal statutory tax rate as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                    2000        1999        1998
                                                   -----       -----       -----

Federal statutory rate                             34.0%       34.0%       34.0%
State income taxes, net of federal tax benefit      3.5         3.1         2.7
Tax exempt interest                                (2.5)       (3.1)       (4.7)
Research and development credit                    (5.6)       (4.7)       (2.1)
Other, net                                          0.7         3.7         0.8
                                                   ----        ----        ----
                                                   30.1%       33.0%       30.7%
                                                   ====        ====        ====

   Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities and are calculated using current tax rates. Deferred tax assets consist of the following components:

                                                             December 31,
                                                          ------------------
                                                           2000        1999
                                                          ------      ------
Allowance for doubtful accounts, returns, discounts,
   rebates, and price protection                          $  875      $  246
Accrued expenses                                             101         212
Loss carryforwards of foreign subsidiaries                   250         490
Depreciation                                                 264         234
Amortization                                               1,219         457
                                                          ------      ------
                                                          $2,709      $1,639
                                                          ======      ======

   The December 31, 2000 and 1999 deferred tax assets are presented within the balance sheet captions prepaid and other current assets and deferred income taxes. There is no limit on the loss carryforwards of any of the foreign subsidiaries.

NOTE 7  -  EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan for employees who have completed one year of service and attained the age of 21. Contributions to the plan by the Company are determined by the Board of Directors. The Company recorded profit sharing expense of approximately $300, $317 and $230 for the years ended December 31, 2000, 1999, and 1998.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 7  -  EMPLOYEE BENEFIT PLAN  -  Continued

   The Company's profit sharing plan also incorporates a 401(k) savings plan for its employees. Eligible employees may elect to contribute up to 15% of their salaries to the plan, up to limits defined by the Internal Revenue Code. There are no employer matching contributions.

NOTE 8  -  OPERATING LEASES

   The Company leases office and warehouse facilities under noncancelable operating leases which expire on various dates through September 2009. Rental expense under such leases was $1,791, $1,575 and $1,367 for the years ended December 31, 2000, 1999, and 1998.

   Future minimum lease commitments for the next five years under all operating leases are as follows:

                             2001                                 $1,823
                             2002                                  1,882
                             2003                                  1,871
                             2004                                  1,866
                      2005 and thereafter                          8,397


NOTE 9  -  SEGMENT INFORMATION AND FOREIGN OPERATIONS

   The Company conducts its business within one reportable segment: data availability software and service solutions. European operations include offices in England, Germany and France by Ontrack Data Recovery Europe Ltd., Ontrack Data Recovery GmbH, and Ontrack France Sarl, all wholly-owned subsidiaries.

   The Company licenses its data recovery technology to a Japanese company, Y-E Data. In exchange for the license, Y-E Data pays the Company royalties which are paid monthly based on the amount of data recovery revenues earned by Y-E Data each month.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 9  -  SEGMENT INFORMATION AND FOREIGN OPERATIONS  -  Continued

   Revenues and identifiable assets by geographic area are summarized as follows:

                                               Years Ended December 31,
                                         -----------------------------------
                                           2000           1999         1998
                                         -------        -------      -------
     REVENUES:
       Domestic                          $43,259        $36,027      $29,470
       European                           11,255          8,374        7,284
       Japanese                              701            656          502
       Eliminations                       (2,284)        (1,685)      (1,415)
                                         -------        -------      -------
       Consolidated                      $52,931        $43,372      $35,841
                                         =======        =======      =======


                                                 Years Ended December 31,
                                               ---------------------------
                                                 2000                1999
                                               -------             -------
     IDENTIFIABLE ASSETS:
       Domestic                                $59,743             $58,138
       European                                  3,736               2,654
       Eliminations                             (2,791)             (4,491)
                                               -------             -------
       Consolidated                            $60,688             $56,301
                                               =======             =======

   Intercompany transactions are eliminated in consolidation and consist primarily of royalty charges by the U.S. parent to the European subsidiaries for data recovery technology.

NOTE 10  -  SHAREHOLDERS' EQUITY

   Stock Option Plans

   The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a six to ten year life, vest over a period of three to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At December 31, 2000, the Company had 594 shares of common stock available for grant under the plans.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10  -  SHAREHOLDERS' EQUITY  -  Continued

   Transactions under the plans during each of the three years in the period ended December 31, 2000 are summarized as follows:

                                    Number of      Weighted
                                   shares under     average
                                      option     exercise price
                                      ------       ---------

Outstanding at January 1, 1998           746       $   11.69
  Granted                                385           13.04
  Cancelled                              (62)           9.22
  Exercised                              (50)           4.33
                                      ------       ---------

Outstanding at December 31, 1998       1,019            7.13
  Granted                                560            4.89
  Cancelled                              (76)           7.19
  Exercised                              (48)           7.66
                                      ------       ---------

Outstanding at December 31, 1999       1,455            6.25
  Granted                                532            8.14
  Cancelled                              (65)           7.03
  Exercised                              (62)           6.15
                                      ------       ---------

Outstanding at December 31, 2000       1,860       $    6.77
                                      ======       =========

   Options exercisable are as follows at December 31:

                                                  Weighted
                                                  average
                                   Shares      exercise price
                                   ------      --------------
                1998                450             6.31

                1999                568             6.63

                2000                846             6.55

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10  -  SHAREHOLDERS' EQUITY  -  Continued

   The following tables summarize information concerning currently outstanding and exercisable stock options:

                               OPTIONS OUTSTANDING

                                          Weighted Average
           Range of          Number           Remaining         Weighted Average
       Exercise Prices     Outstanding    Contractual Life       Exercise Price
       ---------------     -----------    ----------------      ----------------
       $ 2.58 - $ 2.58          52                0.98              $  2.58
       $ 3.88 - $ 5.88         578                7.29                 4.71
       $ 6.03 - $ 8.88       1,181                7.54                 7.74
       $ 9.56 - $11.81          25                9.49                10.95
       $12.00 - $14.50          24                8.84                12.98
                             -----                ----               ------
                             1,860                7.32              $  6.77
                             =====                ====               ======

                                  OPTIONS EXERCISABLE

            Range of                     Number               Weighted Average
         Exercise Prices               Exercisable             Exercise Price
         ---------------               -----------            -----------------
         $ 2.58 - $ 2.58                   52                    $  2.58
         $ 3.88 - $ 5.88                  227                       4.53
         $ 6.03 - $ 8.88                  561                       7.68
         $12.00 - $14.50                    6                      12.06
                                      ------------            -----------------
                                          846                    $  6.55
                                      ============            =================

   The Company's pro forma net income and basic and diluted net income per share would have been as follows had the fair value method been used for valuing stock options granted to employees in 1998 through 2000:

                                                   2000        1999        1998
                                                  ------      ------      ------

     Pro forma net income                         $3,453      $3,586      $4,011

     Pro forma diluted net income per share        $0.33       $0.36       $0.40

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10  -  SHAREHOLDERS' EQUITY  -  Continued

   The weighted average fair value of options granted and the weighted average assumptions used in the Black-Scholes options pricing model are as follows:

                                          2000           1999           1998
                                         ------         ------         ------

     Fair value of options granted        $5.58          $3.11          $7.96
     Dividend yield                           0%             0%             0%
     Average term                     5.0 years      5.0 years      6.0 years
     Volatility                            79.6%          72.8%          82.4%
     Risk-free rate of return               6.5%           5.5%           5.2%

   Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250 shares of common stock have been reserved for issuance. As of December 31, 2000, 180 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.

   Stock Repurchase

   The Board of Directors has authorized a stock buy-back program which allows the Company to repurchase up to 500 shares, or approximately 5%, of its outstanding shares of stock. In 1998, a total of 303 shares were repurchased at a total cost of $2,392 and an average cost of $7.91 per share. There were no shares repurchased in 2000 and 1999.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 11  -  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             Diluted net
                                    Gross         Net          income
                      Revenues      margin      income        per share
                      -------      -------      -------      ----------
2000:
  First Quarter       $11,784      $ 8,851      $ 1,290      $   0.12
  Second Quarter       12,929        9,964        1,413          0.14
  Third Quarter        13,325        9,974          930          0.09
  Fourth Quarter       14,893       10,857        1,415          0.14
                      -------      -------      -------      --------

Total for year        $52,931      $39,646      $ 5,048      $   0.48
                      =======      =======      =======      ========

1999:
  First Quarter       $ 8,410      $ 6,290      $   900      $   0.09
  Second Quarter        9,065        6,815        1,077          0.11
  Third Quarter        12,047        9,213        1,588          0.16
  Fourth Quarter       13,850       10,448        1,112          0.11
                      -------      -------      -------      --------

Total for year        $43,372      $32,766      $ 4,677      $   0.47
                      =======      =======      =======      ========

SCHEDULE II

                ONTRACK DATA INTERNATIONAL INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000

                             (AMOUNTS IN THOUSANDS)

                                    Balance at       Charged to        Charged to                         Balance
                                    Beginning        Costs and         Other Accounts   Deductions -      at End
Description                         of Period        Expenses          - Describe        Describe          of Period
-------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
and returns:
Year ended December 31, 2000        $1,163           $4,009            $     --         $2,731(a)         $2,441

Year ended December 31, 1999        $  483           $  802            $    353(b)      $  475(a)         $1,163

Year ended December 31, 1998           858              190                  --            565(a)            483

(a)      written off accounts receivable and returned product charges
(b) allowance for doubtful accounts and returns relating to the Mijenix acquisition in July 1999