Form 10-Q
period 2001-03-31
ONTRACK DATA INTERNATIONAL INC
filed 2001-05-14
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-2135


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

                                Yes _X_     No ___

As of April 30, 2001, the Company had 10,166,718 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART 1.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED):

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2001 and December 31, 2000                        3

                  Condensed Consolidated Statements of Income for
                  the three months ended March 31, 2001 and 2000              4

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2001 and 2000          5

                  Notes to Condensed Consolidated Financial Statements        6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK                                                10

PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11


SIGNATURES                                                                   12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ( IN THOUSANDS )
                                   (UNAUDITED)


                                                     MARCH 31      DECEMBER 31
                                                       2001           2000
                                                     --------       --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 18,523       $ 15,370
  Marketable securities                                 9,627         12,806
  Accounts receivable, net                             11,047          9,570
  Prepaid expenses and other assets                     4,611          4,313
                                                     --------       --------
     Total current assets                              43,808         42,059

  Long-term marketable securities                       2,957          4,868
  Deferred income taxes                                 1,432          1,432
  Furniture and equipment, net                          6,786          6,464
  Intangibles, net                                      5,362          5,865
                                                     --------       --------
     TOTAL ASSETS                                    $ 60,345       $ 60,688
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  1,313       $  1,254
  Accrued income taxes                                    623          1,953
  Other accrued expenses                                2,532          2,810
                                                     --------       --------
     TOTAL CURRENT LIABILITIES                          4,468          6,017

SHAREHOLDERS' EQUITY:

  Common stock (10,167 and 10,139 shares issued
    and outstanding at March 31, 2001 and
    December 31, 2000, respectively)                      102            101

  Additional paid-in capital                           31,523         31,397

  Accumulated other comprehensive income                 (103)           (82)

  Retained earnings                                    24,355         23,255
                                                     --------       --------
     Total shareholders' equity                        55,877         54,671
                                                     --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 60,345       $ 60,688
                                                     ========       ========


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                         THREE MONTHS
                                        ENDED MARCH 31
                                    ----------------------
                                      2001          2000
                                    --------      --------
REVENUES:
  Services                          $ 10,522      $  8,215
  Software                             4,198         3,569
                                    --------      --------
     TOTAL REVENUES                   14,720        11,784

COST OF REVENUES:
  Services                             2,547         1,730
  Software                             1,287         1,203
                                    --------      --------
     TOTAL COST OF REVENUES            3,834         2,933
                                    --------      --------

GROSS MARGIN                          10,886         8,851

OPERATING EXPENSES:
  Sales and marketing                  4,263         3,132
  Research and development             2,421         2,163
  General and administrative           2,517         2,073
  Amortization of goodwill               442           462
  Terminated merger costs                 --          (579)
                                    --------      --------
     TOTAL OPERATING EXPENSES          9,643         7,251
                                    --------      --------

OPERATING INCOME                       1,243         1,600

INTEREST AND OTHER INCOME                307           270
                                    --------      --------

INCOME BEFORE INCOME TAXES             1,550         1,870

PROVISION FOR INCOME TAXES               450           580
                                    --------      --------

NET INCOME                          $  1,100      $  1,290
                                    ========      ========

BASIC NET INCOME PER SHARE          $   0.11      $   0.13

DILUTED NET INCOME PER SHARE        $   0.11      $   0.12

WEIGHTED AVERAGE SHARES
   USED IN COMPUTATION OF:

  BASIC NET INCOME PER SHARE          10,141        10,034

  DILUTED NET INCOME PER SHARE        10,360        10,508


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
Cash flows from operating activities:
     NET INCOME                                                $  1,100       $  1,290

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH USED IN OPERATING ACTIVITIES:
         Depreciation                                               671            594
         Amortization of capitalized software                        61            277
         Amortization of goodwill                                   442            462
                                                               --------       --------
             Cash flow from operations before changes in
             operating assets and liabilities                     2,274          2,623
         Changes in operating assets and liabilities:
           Accounts receivable                                   (1,477)          (123)
           Other current assets                                    (298)          (198)
           Accounts payable and accrued expenses                 (1,570)        (2,506)
                                                               --------       --------

NET CASH USED IN OPERATING ACTIVITIES                            (1,071)          (204)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                           (993)          (716)
     Net decrease (increase) in short-term and long-term
       marketable securities                                      5,090         (1,730)
                                                               --------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               4,097         (2,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                          127            129
                                                               --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           127            129
                                                               --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              3,153         (2,521)

Cash and cash equivalents, beginning of period                   15,370         14,992
                                                               --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 18,523       $ 12,471
                                                               ========       ========

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for 2000. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited balance sheet as of that date.

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

         COMPREHENSIVE INCOME

         The components of comprehensive income for the three months ended March 31, 2001 and 2000 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2001 AND 2000

REVENUES
--------

SERVICES:
Service revenues consisted of the following:


                                                      Three Months
                                                     Ended March 31
                                                    ----------------
                                                     2001     2000    % Increase
                                                    -------  -------  ----------
                                                       (Amounts in
                                                        thousands)

In-lab data recovery services                       $ 6,952  $ 6,403          9%
Remote Date Recovery services ("RDR")                   842      761         11%
Electronic Information Management ("EIM") services    2,728    1,051        160%
                                                    -------  -------  ----------
   Total                                            $10,522  $ 8,215         28%
                                                    =======  =======  ==========

In-lab data recovery services and RDR services grew 9% and 11%, respectively, for the first quarter of 2001, compared to the first quarter of 2000. The increases are predominantly the result of service revenue increases in the Company's United Kingdom and German operations which increased service revenues for the first quarter of 2001 by 33% and 42%, respectively, compared to the first quarter of 2000. These European operations have experienced growth in RDR revenue due to an increase in the number of high value server jobs and a greater emphasis on marketing. The growth of the European in-lab data recovery services is primarily the result of aggressive marketing and partnering efforts. The increase in EIM services for the first quarter of 2001 is the result of increased sales and marketing focus on the EIM business.

SOFTWARE:
Software revenues consisted of the following:


                                     Three Months
                                     Ended March 31
                                -----------------------
                                  2001            2000       % Increase
                                -------         -------      ----------
                                (Amounts in thousands)

Desktop Utility                 $ 2,492         $ 1,878             33%
Disk Manager                        972           1,021             (5%)
Easy Recovery                       606             593              2%
Other Software                      128              77             66%
                                -------         -------      ----------
   Total                        $ 4,198          $3,569             18%
                                =======         =======      ==========


Increased marketing efforts and a shift from traditional specialty software stores to mass merchant retailers combined to produce a 33% increase in the Desktop Utility product line for the three months ended March 31, 2001, compared to the same period in 2000. Disk Manager software is a mature product line and as anticipated, revenues decreased by 5% to $972,000 for the three months ended March 31, 2001, compared to the same period in 2000.

GROSS MARGINS
-------------

SERVICES:

Gross margin as a percentage of service revenues for the first quarter ended March 31, 2001 was approximately 76%, compared to 79% for the comparable period in 2000. The decrease was primarily due to higher freight costs as well as greater printing costs associated with the increase in the EIM line of business.

SOFTWARE:

Gross margin as a percentage of software revenues for the first quarter ended March 31, 2001 was 69%, compared to 66% for the comparable period of 2000. The increase is attributable to a reduction in the amount of capitalized software amortized into expense relating to the Easy Recovery product line. The capitalized costs were fully amortized as of February 1, 2001.

OPERATING EXPENSES
------------------

SALES AND MARKETING:

Sales and marketing expenses for the first quarter of 2001 increased 36% compared to the first quarter of 2000. As a percentage of revenues, sales and marketing expenses were 29% and 27% for the first quarter ended March 31, 2001 and 2000, respectively. The increases were due to an intensification of promotion and marketing activities related to the Company's EIM business, as well as the Desktop Utility products.

RESEARCH AND DEVELOPMENT:

Research and development expenses for the first quarter of 2001 increased 12% compared to the first quarter of 2000. As a percentage of revenues, research and development expenses were 16% and 18% for the first quarter ended March 31, 2001 and 2000, respectively. The increase in dollars is primarily due to investment in tools and technology for the EIM business and development of the Company's Desktop Utility products.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the first quarter of 2001 increased 21% compared to the first quarter of 2000. As a percentage of revenues, general and administrative expenses were 17% and 18% for the first quarter ended March 31, 2001 and 2000, respectively. The increase in dollars is attributable to infrastructure investments necessary to support the growth of the Company's products and services.


GOODWILL
--------

Goodwill amortization was $442,000 and $462,000 for the first quarter of 2001 and 2000.

TERMINATED MERGER COSTS
-----------------------

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

PROVISION FOR INCOME TAXES
--------------------------

For the first quarter ended March 31, 2001 and 2000, the Company provided for taxes at effective rates of 29% and 31%, respectively. The effective rate is lower than the statutory rate due to the impact of tax-exempt interest income earned on investments and research and development credits.

NET INCOME PER SHARE
--------------------

The changes in basic and diluted net income per share for the first quarter ended March 31, 2001 and 2000 are due to changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $1,071,000 and $204,000 for the three months ended March 31, 2001 and 2000, respectively. The increase is due principally to an increase in accounts receivable, for expansion of the EIM business and desktop software product lines. Due to the nature of these two service and product lines, their collection cycles are longer than the Company's other service and product offerings.

At March 31, 2001, Ontrack had $31.1 million of cash, cash equivalents, short-term investments and long-term investments, the majority of which is invested in high-grade taxable and tax-exempt government securities. Ontrack expects to utilize part of this cash to seek opportunities to expand its business through acquisitions; however there are currently no commitments, agreements or understandings for any such acquisitions.

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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 2000. Please refer to Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for more information.

                        ONTRACK DATA INTERNATIONAL, INC.


PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                 None.

                        ONTRACK DATA INTERNATIONAL, INC.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ONTRACK DATA INTERNATIONAL, INC.
                                    --------------------------------------------
                                               (Registrant)






Date: May 14, 2001                  By: /s/ Michael W. Rogers
                                        ----------------------------------------
                                        Michael W. Rogers
                                        Chairman and Chief Executive Officer



Date: May 14, 2001                  By: /s/ Thomas P. Skiba
                                        ----------------------------------------
                                        Thomas P. Skiba
                                        Vice President & Chief Financial Officer