Form 10-Q
period 2001-06-30
ONTRACK DATA INTERNATIONAL INC
filed 2001-08-14
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-21375


                        ONTRACK DATA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                MINNESOTA                                  41-1521650
      (State or other jurisdiction of                     IRS Employer
       incorporation or organization)                  Identification No.)

          9023 COLUMBINE ROAD,                               55347
        EDEN PRAIRIE, MINNESOTA                            (Zip Code)
(Address of principal executive offices)

            WWW.ONTRACK.COM                              (952) 937-1107
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

                                Yes _X_   No ___

As of July 31, 2001, the Company had 10,240,505 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART 1.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

           ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED):

                      Condensed Consolidated Balance Sheets as of
                      June 30, 2001 and December 31, 2000                     3

                      Condensed Consolidated Statements of Income
                      for the three and six months ended June 30,
                      2001 and 2000                                           4

                      Condensed Consolidated Statements of Cash
                      Flows for the six months ended June 30, 2001
                      and 2000                                                5

                      Notes to Condensed Consolidated Financial
                      Statements                                             6-7

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8-11

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                      MARKET RISK                                            12

PART II.   OTHER INFORMATION

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                13

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                       13


SIGNATURES                                                                   14

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       JUNE 30     DECEMBER 31
                                                         2001         2000
                                                       --------     --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 21,540     $ 15,370
  Marketable securities                                  11,233       12,806
  Accounts receivable, net                                5,193        9,570
  Prepaid expenses and other assets                       4,087        4,313
                                                       --------     --------
     Total current assets                                42,053       42,059

  Long-term marketable securities                         2,010        4,868
  Deferred income taxes                                   1,432        1,432
  Furniture and equipment, net                            8,195        6,464
  Intangibles, net                                        4,937        5,865
                                                       --------     --------
     TOTAL ASSETS                                        58,627       60,688
                                                       ========     ========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Other accrued expenses                                  4,980        6,017
                                                       --------     --------
     TOTAL CURRENT LIABILITIES                            4,980        6,017

SHAREHOLDERS' EQUITY:

  Common stock (10,241 and 10,139 shares issued and
    outstanding at June 30, 2001 and December 31,
    2000, respectively)                                     102          101

  Additional paid-in capital                             31,779       31,397

  Accumulated translation adjustment                       (145)         (82)

  Retained earnings                                      21,911       23,255
                                                       --------     --------
     Total shareholders' equity                          53,647       54,671
                                                       --------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 58,627     $ 60,688
                                                       ========     ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS              SIX MONTHS
                                                  ENDED JUNE 30            ENDED JUNE 30
                                              ---------------------    ---------------------
                                                2001         2000        2001         2000
                                              --------     --------    --------     --------
REVENUES:
  Services                                    $  8,490     $  9,345    $ 19,012     $ 17,560
  Software                                       2,958        3,584       7,156        7,153
                                              --------     --------    --------     --------
     TOTAL REVENUES                             11,448       12,929      26,168       24,713

COST OF REVENUES:
  Services                                       2,224        2,217       4,771        4,257
  Software                                       1,552          748       2,839        1,641
                                              --------     --------    --------     --------
     TOTAL COST OF REVENUES                      3,776        2,965       7,610        5,898
                                              --------     --------    --------     --------

GROSS MARGIN                                     7,672        9,964      18,558       18,815

OPERATING EXPENSES:
  Sales and marketing                            4,230        3,401       8,493        6,533
  Research and development                       2,634        2,218       5,055        4,380
  General and administrative                     3,326        2,211       5,843        4,283
  Workforce reduction costs                        850           --         850           --
  Amortization of goodwill                         401          463         843          925
  Reimbursement of terminated merger costs          --           --          --         (579)
                                              --------     --------    --------     --------

     TOTAL OPERATING EXPENSES                   11,441        8,293      21,084       15,542
                                              --------     --------    --------     --------

OPERATING INCOME (LOSS)                         (3,769)       1,671      (2,526)       3,273

INTEREST AND OTHER INCOME                          285          349         592          619
                                              --------     --------    --------     --------

INCOME (LOSS) BEFORE INCOME TAXES               (3,484)       2,020      (1,934)       3,892

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)      (1,010)         607        (560)       1,187
                                              --------     --------    --------     --------

NET INCOME (LOSS)                             $ (2,474)    $  1,413    $ (1,374)    $  2,705
                                              ========     ========    ========     ========

BASIC NET INCOME (LOSS) PER SHARE             $  (0.24)    $   0.14    $  (0.14)    $   0.27

DILUTED NET INCOME (LOSS) PER SHARE           $  (0.24)    $   0.14    $  (0.14)    $   0.26

WEIGHTED AVERAGE SHARES
   USED IN COMPUTATION OF:

  BASIC NET INCOME (LOSS) PER SHARE             10,191       10,051      10,166       10,042

  DILUTED NET INCOME (LOSS) PER SHARE           10,191       10,346      10,166       10,427


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    SIX MONTHS
                                                                  ENDED JUNE 30
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
Cash flows from operating activities:
     NET INCOME (LOSS)                                        $ (1,374)    $  2,705

     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
       CASH USED IN OPERATING ACTIVITIES:
         Depreciation                                            1,421        1,222
         Amortization of capitalized software                       83          590
         Amortization of goodwill                                  843          789
                                                              --------     --------
             Cash flow from operations before changes in
             operating assets and liabilities                      973        5,306
         Changes in operating assets and liabilities:
           Accounts receivable                                   4,377         (804)
           Other current assets                                    226         (216)
           Accounts payable and accrued expenses                (1,070)      (3,087)
                                                              --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,506        1,199


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                        (3,150)      (1,376)
     Payment of earnout related to the Mijenix acquisition          --         (729)
     Net decrease in short-term and long-term
       marketable securities                                     4,431        1,128
                                                              --------     --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              1,281         (977)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                         383          238
                                                              --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          383          238
                                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        6,170          460

Cash and cash equivalents, beginning of period                  15,370       14,992
                                                              --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 21,540     $ 15,452
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

           In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

           NET INCOME (LOSS) PER SHARE

           Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. The difference between the Company's basic and diluted net income (loss) per share data as presented is due to the dilutive impact from stock options whose exercise price was below the average common stock price for the respective period presented. The exercise of stock options is not assumed if the result would be anti-dilutive, such as when a net loss is reported.

           COMPREHENSIVE INCOME

           The components of comprehensive income for the three and six months ended June 30, 2001 and 2000 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

3.         WORKFORCE REDUCTION CHARGE

           A workforce reduction charge of $850,000 for severance and related expenses was recorded pursuant to a plan announced and implemented in June 2001. The reduction totaled 52 employees or 12% of the Company's total workforce and affected virtually all classes of the Company's domestic employees. The Company expects to save approximately $800,000 per quarter before taxes as a result of this action.

           The severance accrual as of June 30, 2001 was $656,000. Information regarding the severance accrual is as follows:

                          Domestic Workforce Reduction
                          ----------------------------

                Establishment of accrual                        $ 850,000
                Payments                                         (194,000)
                                                                ---------
                Accrual at June 30, 2001                        $ 656,000
                                                                =========

4.         RECENT ACCOUNTING PRONOUNCEMENTS

           On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The major provision of these Statements and the effective date that impacts the Company is as follows:

           - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

INTRODUCTION

In the past, the Company has had a history of being profitable on a quarterly basis. This tradition ended in the second quarter of 2001 when a variety of events occurred and generated a loss before income taxes of $3,484,000. The loss was attributable to two of the Company's business lines; DataTrail electronic discovery services and the retail channel of the consumer software utility business. With respect to DataTrail the Company had been experiencing rapid growth, principally in the mergers and acquisitions market. In the first quarter of 2001, DataTrail revenue totaled $2.6 million, a 17% increase over the first quarter of 2000. With the expectation of continued revenue growth, the Company had been making significant investments in systems, people, and infrastructure to support this evolving business. In the second quarter, instead of an increase, the company experienced a dramatic decrease in demand for its DataTrail services, driven by a sudden slowdown in the number of mergers and acquisitions. As a result, DataTrail revenues declined to $621,000 in the second quarter. With respect to the consumer software utility business, the retail channel has continued to adversely impact the Company's overall margins. The second quarter saw a large volume of returns as well as a slowdown of new sales into the channel. As a result, net consumer software utility sales dropped to $353,000, compared to $2,492,000 in the first quarter of 2001.

To return the Company to profitability, the Company has made changes to its organizational structure and employee incentive plans, and is aggressively assessing its strategies associated with the DataTrail and consumer software utility business lines. These changes included a workforce reduction that was implemented near the end of June and resulted in a one-time charge during the second quarter of $850,000. The reduction is expected to save the Company approximately $800,000 in salaries and benefits per quarter before taxes. In addition, the Company has set forth several tactical goals regarding the DataTrail electronic discovery business that should assist in returning the Company to profitability. They are as follows: 1) improve Ontrack's visibility in the marketplace through focused direct sales efforts in the civil litigation segment, 2) aggressively pursue strategic alliance opportunities, and 3) improve efficiency and customer responsiveness within the Company's operational team. The Company's plans regarding the consumer software utility business are to move forward with the latest releases of Fix-It and SystemSuite Utilities, the Company's two best sellers, into the retail channel in late third quarter 2001 and early fourth quarter. The results of these two product launches along with efforts to establish more profitable channels will help the Company determine the future direction with respect to the consumer software utility business.

REVENUES

SERVICES:

Service revenues consisted of the following:


                                               Three Months                          Six Months
                                               Ended June 30         %              Ended June 30       %
                                             -----------------                -------------------
                                              2001       2000      Change      2001        2000       Change
                                             ------     ------     ------     -------     -------     -------
                                                                 (Amounts in thousands)
In-lab Data Recovery Services                $7,065     $6,157       15%       $14,149     $12,560      13%
Remote Data Recovery Services ("RDR")           804        683       18%         1,646       1,444      14%
DataTrail Electronic Discovery                  621      2,505      (75%)        3,217       3,556     (10%)
                                             ------     ------     ------      -------     -------    -------
     Total                                   $8,490     $9,345       (9%)      $19,012     $17,560       8%
                                             ======     ======     ======      =======     =======    =======

The increases in In-lab Data Recovery Services are due principally to an increase in data recovery jobs and an increase in the average price per job. The increases in RDR are due to an increase in the number of high dollar value server recoveries. The decreases in DataTrail services are the result of a significant decrease in demand for the Company's electronic discovery service, driven by a sudden downturn in the number of mergers and acquisitions.

SOFTWARE:

Software revenues consisted of the following:


                                               Three Months                          Six Months
                                               Ended June 30         %              Ended June 30       %
                                             -----------------                -------------------
                                              2001       2000      Change      2001       2000      Change
                                             ------     ------     ------     ------     ------     ------
                                                                 (Amounts in thousands)
Desktop Utility                              $  353     $1,633       (78%)     $2,850    $3,511      (19%)
Disk Manager                                  1,114      1,052         6%       2,086     2,073        1%
Easy Recovery                                   803        659        22%       1,409     1,252       13%
Other Software                                  688        240       187%         811       317      156%
                                             ------     ------     ------     -------   -------     ------
     Total                                   $2,958     $3,584       (17%)     $7,156    $7,153        0%
                                             ======     ======     ======     =======   =======     ======

The Desktop Utility software decreases are attributable to an industry wide softening of demand in the consumer software utility business and a greater number of returns from the retail channel. This has caused lower sell-in of new products and an increase in the Company's reserves for estimated returns and discounts. Easy Recovery revenue increases are the result of new marketing initiatives. Other Software revenue increases are the result of two large sales of the Company's on-line back up product, Rapid Recall.

GROSS MARGINS

SERVICES:

Gross margin as a percentage of service revenues for the second quarter and six months ended June 30, 2001 was approximately 74% and 75%, respectively, compared to 76% for both comparable periods in 2000. The decrease is primarily due to the sudden decline in the DataTrail business.

SOFTWARE:

Gross margin as a percentage of software revenues for the second quarter and six months ended June 30, 2001 was approximately 48% and 60%, respectively, compared to 79% and 77% for the comparable periods of 2000. The decreases are mainly attributable to an increase in reserves for returns and discounts on software products sold to the retail channel distributors.

OPERATING EXPENSES

SALES AND MARKETING:

Sales and marketing expenses for the second quarter of 2001 increased 24% compared to the second quarter of 2000 and increased 30% in the first six months of 2001 compared to the same period of 2000. As a percentage of revenues, sales and marketing expenses for the second quarter and six months ended June 30, 2001 was 37% and 32%, respectively compared to 26% for both comparable periods in 2000. The increases in dollars are attributable to increases in promotion and publication expenditures as well as an increase in the sales and marketing staff. The increase as a percentage of revenue is caused principally by the decrease in revenues during the three and six months ended June 30, 2001.

RESEARCH AND DEVELOPMENT:

Research and development expenses for the second quarter increased 19% compared to the second quarter of 2000 and increased 15% in the first six months of 2001 compared to the same period of 2000. As a percentage of revenues, research and development expenses were 23% and 19% for the second quarter and six months ended June 30, 2001, respectively, compared to 17% and 18% for the comparable periods in 2000. The increase in dollars is primarily the result of increased salary costs, which were necessary to continue to retain qualified technical personnel. The increase as a percentage of revenue is caused principally by the decrease in revenues during the three and six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the second quarter of 2001 increased 50% compared to the second quarter of 2000 and increased 36% in the first six months of 2001 compared to the first six months of 2000. As a percentage of revenues, general and administrative expenses for the second quarter and six months ended June 30, 2001 were 29% and 22%, respectively, compared to 17% for both comparable periods in 2000. The increases were driven by an unusually large reserve for a $375,000 unpaid DataTrail accounts receivable and increases in rent, depreciation and professional fees related to the Company's DataTrail electronic discovery business. The company had been building infrastructure to support anticipated growth in this business line. As explained earlier, the DataTrail business experienced a dramatic decline in business during the quarter.

WORKFORCE REDUCTION CHARGE

A workforce reduction charge of $850,000 for severance and related expenses was recorded pursuant to a plan announced and implemented in June 2001. The reduction totaled 52 employees or 12% of the Company's total workforce and affected virtually all classes of the Company's domestic employees. The Company expects to save approximately $800,000 per quarter before taxes as a result of this action. The workforce reduction was completed by June 30, 2001.

REIMBURSEMENT OF TERMINATED MERGER COSTS

In November 1999, Ontrack agreed to be acquired by Legato Systems, Inc. In January 2000, the merger agreement was terminated. Ontrack's expenses related to the merger totaled $675,000 and consisted of fees paid to its investment banker, law firms and independent accountants, as well as printing and filing fees. In March 2000, the Company was reimbursed for $579,000 of these expenses by Legato.

PROVISION FOR INCOME TAXES

For the six months ended June 30, 2001, the Company provided for a tax benefit at 29% compared to the six months ended June 30, 2000, when the Company provided for a tax expense at 30.5%.

NET INCOME (LOSS) PER SHARE

The changes in basic and diluted net income per share for all periods presented are due to changes in net income (loss).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $4,506,000 and $1,199,000 for the six months ended June 30, 2001 and 2000, respectively. The increase is due principally to an increase in collections of outstanding DataTrail accounts receivables, which have a long collection cycle.

At June 30, 2001, Ontrack had $34.8 million of cash, cash equivalents, short-term investments and long-term investments, the majority of which is invested in high-grade taxable and tax-exempt government securities. Ontrack expects to utilize part of this cash to seek opportunities to expand its business through acquisitions; however there are currently no commitments, agreements or understandings for any such acquisitions.

Ontrack expects that its current cash and investments along with cash generated from its operations will be adequate to meet its capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases, which uses forward-looking terminology such as "may," "will,"

"expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-Q, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and Ontrack must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) Ontrack intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) Ontrack's software revenues depend on disk drive shipments by OEM's; trends in the disk drive industry; and the risks inherent in the retail product markets (including product returns and changing customer demands), which Ontrack cannot control; (5) Ontrack has introduced and intends to introduce new products and services and there can be no assurance of market acceptance of any such product or service or of favorable market conditions in any target market for Ontrack's products and services, such as the target market for Ontrack's DataTrail electronic discovery business; and (6) Ontrack depends to a large degree on its ability to attract and retain technical personnel.




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

                        ONTRACK DATA INTERNATIONAL, INC.


PART II.   OTHER INFORMATION

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders was held at the Company headquarters located at 9023 Columbine Road, Eden Prairie, Minnesota, on May 24, 2001. The stockholders took the following actions:

                  (a). The stockholders elected five directors to serve for one-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                                                    Votes
                                                   Votes For        Withheld
                                                   ---------        --------
                         Michael W. Rogers         9,715,435         29,127
                         John E. Pence             9,715,435         29,127
                         Gary S. Stevens           9,715,435         29,127
                         Roger D. Shober           9,715,435         29,127
                         Robert M. White, Ph.D.    9,715,435         29,127

                         In each case above, 200 "No" votes were cast.

                  (b). The stockholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for fiscal 2001. 9,727,776 votes were cast for the resolution; 7,085 votes were cast against the resolution; and shares representing 9,901 votes abstained.

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     None.

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



                                    ONTRACK DATA INTERNATIONAL, INC.
                                    --------------------------------------------
                                             (Registrant)






Date: August 14, 2001               By: /s/ Benjamin F. Allen
                                        ----------------------------------------
                                        Benjamin F. Allen
                                        President and Chief Executive Officer



Date: August 14, 2001               By: /s/ Thomas P. Skiba
                                        ----------------------------------------
                                        Thomas P. Skiba
                                        Vice President & Chief Financial Officer