Form 10-Q
period 2001-09-30
ONTRACK DATA INTERNATIONAL INC
filed 2001-11-14
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  (Mark one)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                           Yes __X__      No _____

As of October 31, 2001, the Company had 10,280,704 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (UNAUDITED):

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2001 and December 31, 2000                   3

                 Condensed Consolidated Statements of Operations for the
                 three and nine months ended September 30, 2001 and 2000    4

                 Condensed Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2001 and 2000      5

                 Notes to Condensed Consolidated Financial Statements       6-7

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        8-11

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                 RISK                                                       12


PART II. OTHER INFORMATION


     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                           13


SIGNATURES                                                                  14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ( AMOUNTS IN THOUSANDS )
                                   (UNAUDITED)

                                                                SEPTEMBER 30     DECEMBER 31
                                                                    2001             2000
                                                                ------------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $     22,399     $     15,370
  Marketable securities                                                9,580           12,806
  Accounts receivable, net                                             4,904            9,570
  Prepaid expenses and other assets                                    3,353            4,313
                                                                ------------     ------------

     Total current assets                                             40,236           42,059

  Long-term marketable securities                                      3,328            4,868
  Deferred income taxes                                                1,432            1,432
  Furniture and equipment, net                                         8,798            6,464
  Intangibles, net                                                     4,517            5,865
                                                                ------------     ------------
     TOTAL ASSETS                                               $     58,311     $     60,688
                                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities                                        $      4,119     $      6,017

SHAREHOLDERS' EQUITY:

  Common stock (10,269 and 10,139 shares issued and
    outstanding at September 30, 2001 and December 31, 2000,
    respectively)                                                        102              101

  Additional paid-in capital                                          32,006           31,397

  Accumulated translation adjustment                                     (89)             (82)

  Retained earnings                                                   22,173           23,255
                                                                ------------     ------------

     Total shareholders' equity                                       54,192           54,671
                                                                ------------     ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $     58,311     $     60,688
                                                                ============     ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               ( AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )
                                   (UNAUDITED)

                                                    THREE MONTHS                 NINE MONTHS
                                                 ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                              ------------------------    -------------------------
                                                 2001          2000          2001           2000
                                              ----------    ----------    ----------     ----------
REVENUES:
  Services                                    $   10,238    $    9,043    $   29,250     $   26,603
  Software                                         2,964         4,282        10,120         11,435
                                              ----------    ----------    ----------     ----------
     TOTAL REVENUES                               13,202        13,325        39,370         38,038

COST OF REVENUES:
  Services                                         2,488         2,308         7,259          6,565
  Software                                         1,224         1,043         4,063          2,684
                                              ----------    ----------    ----------     ----------
     TOTAL COST OF REVENUES                        3,712         3,351        11,322          9,249
                                              ----------    ----------    ----------     ----------

GROSS MARGIN                                       9,490         9,974        28,048         28,789

OPERATING EXPENSES:
  Sales and marketing                              3,455         3,668        11,948         10,201
  Research and development                         2,629         2,442         7,684          6,822
  General and administrative                       2,998         2,300         8,841          6,583
  Amortization of goodwill                           401           463         1,244          1,388
  Workforce reduction costs                           --            --           850             --
  Reimbursement of terminated merger costs            --            --            --           (579)
                                              ----------    ----------    ----------     ----------

     TOTAL OPERATING EXPENSES                      9,483         8,873        30,567         24,415
                                              ----------    ----------    ----------     ----------

OPERATING INCOME (LOSS)                                7         1,101        (2,519)         4,374

INTEREST AND OTHER INCOME                            362           237           954            856
                                              ----------    ----------    ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                    369         1,338        (1,565)         5,230

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)           107           408          (453)         1,595
                                              ----------    ----------    ----------     ----------

NET INCOME (LOSS)                             $      262    $      930    $   (1,112)    $    3,635
                                              ==========    ==========    ==========     ==========


BASIC NET INCOME (LOSS) PER SHARE             $     0.03    $     0.09    $    (0.11)    $     0.36

DILUTED NET INCOME (LOSS) PER SHARE           $     0.03    $     0.09    $    (0.11)    $     0.35

WEIGHTED AVERAGE SHARES

       BASIC                                      10,250        10,082        10,194         10,055

       DILUTED                                    10,357        10,698        10,194         10,518

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ( AMOUNTS IN THOUSANDS )
                                   (UNAUDITED)

                                                                     NINE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                              -------------------------
                                                                 2001           2000
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                        $   (1,112)    $    3,635

     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                              2,154          1,847
         Amortization of capitalized software                         83            827
         Amortization of goodwill                                  1,244          1,201
         Changes in operating assets and liabilities:
           Accounts receivable                                     4,666         (1,066)
           Other current assets                                      960           (960)
           Current Liabilities                                    (1,874)        (2,159)
                                                              ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          6,121          3,325


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment                          (4,465)        (1,802)
     Payment of earnout related to the Mijenix acquisition            --           (729)
     Maturities of short-term and long-term
       marketable securities                                       4,766          1,832
                                                              ----------     ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  301           (699)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                           607            383
                                                              ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            607            383
                                                              ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          7,029          3,009

Cash and cash equivalents, beginning of period                    15,370         14,992
                                                              ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   22,399     $   18,001
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

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

         COMPREHENSIVE INCOME

         The components of comprehensive income for the three and nine months ended September 30, 2001 and 2000 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

         ESTIMATES

         During the quarter ended September 30, 2001, the Company changed its estimate for returns of consumer software products from the domestic retail channel. The new estimate was implemented due to difficulties in estimating returns of domestic consumer software products. Effective July 1, 2001, the Company recognizes all revenue on sales of consumer software products into the retail channel when payment has been received for the products.

3.       WORKFORCE REDUCTION CHARGE

         A workforce reduction charge of $850,000 for severance and related expenses was recorded pursuant to a plan announced and implemented in June 2001. The reduction totaled 51 employees or approximately 12% of the Company's total workforce at that time and affected virtually all classes of the Company's domestic employees. The Company expects the workforce reduction plan to be completed in 2002.

         As of June 30, 2001, the Company had accrued $850,000 related to future severance payments. During the third quarter of 2001, the Company made payments of $500,000 that reduced the accrual balance to $350,000 as of September 30, 2001.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The major provision of these Statements and the effective date that impacts the Company is as follows:

         - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

INTRODUCTION

At the end of second quarter, management established the goal of returning the Company to profitability for the third quarter of 2001. This goal was achieved as demonstrated by the Company's net income for the current quarter of $262,000. A variety of factors contributed to the Company's rapid turnaround. The Company achieved record quarterly data recovery revenue processing a record number of jobs while increasing the average job value over the second quarter. DataTrail Electronic Discovery revenue increased $600,000 over the second quarter to $1.3 million, this consisted of $800,000 from civil litigation related matters with the remainder coming from mergers and acquisition work. Finally, the reduction in force implemented in the second quarter of 2001 helped the Company reduce its operating expenses.

In the future, to promote continued growth and profitability the Company is pursuing several strategies to advance its service and software product lines. With respect to the DataTrail service, the Company will continue to increase its visibility through continuing legal education seminars and targeted public relations activity. In addition, the Company is actively pursuing strategic alliances to expand access to the civil litigation market and is continuing to invest in product development. In regards to data recovery, the Company is continuing its efforts to expand the distribution channel via volume partnering and geographical expansion. The Company expects to have additional subsidiaries in Spain, Italy and Switzerland prior to the end of the year. In an attempt to improve profitability for the consumer software utility business, the Company will be placing significant emphasis on channels with higher margins than the domestic retail channel. These include the on-line channel and European retail channels. Also, the Company is experimenting with a subscription model that offers PC utility services via a web-browser. With respect to the domestic retail channel, where historically the majority of software sales have occurred, the Company eliminated its exposure for returns by delaying recognition of revenue on shipments into this channel until payment has been received for the products.

REVENUES

SERVICES:

Service revenues consisted of the following:

                                             Three Months                          Nine Months
                                          Ended September 30                    Ended September 30
                                         --------------------       %          --------------------       %
                                           2001        2000       Change         2001        2000       Change
                                         --------    --------    --------      --------    --------    --------
                                                                 (Amounts in thousands)
In-lab Data Recovery Services            $  7,988    $  6,691          19%     $ 22,137    $ 19,253          15%
Remote Data Recovery Services ("RDR")         917         602          52%        2,563       2,045          25%
DataTrail Electronic Discovery              1,333       1,750         (24%)       4,550       5,305         (14%)
                                         --------    --------    --------      --------    --------    --------
     Total                               $ 10,238    $  9,043          13%     $ 29,250    $ 26,603          10%
                                         ========    ========    ========      ========    ========    ========

The increases in In-lab Data Recovery Services and RDR are due principally to a record number of jobs processed, an increase in revenue generated by the Company's partnering efforts and an increase in the average value of the data recovery jobs processed. The decreases in DataTrail Electronic Discovery services from 2000 to 2001 are the result of a decrease in the number of mergers and acquisition electronic discovery opportunities.

SOFTWARE:

Software revenues consisted of the following:


                                             Three Months                           Nine Months
                                          Ended September 30                    Ended September 30
                                         --------------------       %          --------------------       %
                                           2001        2000       Change         2001        2000       Change
                                         --------    --------    --------      --------    --------    --------
                                                                 (Amounts in thousands)
Desktop Utility                          $  1,191    $  2,734         (56%)    $  4,034    $  6,245         (35%)
Disk Manager                                  907         887           2%        2,999       2,960           1%
Easy Recovery                                 802         558          44%        2,211       1,810          22%
Other Software                                 64         103         (38%)         876         420         109%
                                         --------    --------    --------      --------    --------    --------
     Total                               $  2,964    $  4,282         (31%)    $ 10,120    $ 11,435         (11%)
                                         ========    ========    ========      ========    ========    ========

The decrease in desktop utility software revenue is the result of the change in the methodology that the Company employs to recognize Desktop Utility software revenue, as well as an industry wide softening of demand. While Disk Manager is a mature product line, and the revenues have not increased significantly from last year, the product continues to exceed expectations. The increase in Easy Recovery revenue is due to an increase in partnerships and marketing efforts. In addition, Easy Recovery product releases in Spanish and Italian language versions helped boost sales by the foreign subsidiaries.

GROSS MARGINS

SERVICES:

Gross margin as a percentage of service revenues for the third quarter and nine months ended September 30, 2001 was approximately 76% and 75%, respectively, compared to 74% and 75% for the comparable periods in 2000. The increase is the result of a larger proportion of high value data recovery jobs in the third quarter of 2001 compared to the third quarter of 2000.

SOFTWARE:

Gross margin as a percentage of software revenues for the third quarter and nine months ended September 30, 2001 was approximately 56% and 60%, respectively, compared to 76% and 77% for the comparable periods of 2000. The decreases are mainly attributable to an increase in reserves for returns and discounts on software products sold to the retail channel distributors, and the change in methodology used to recognize retail software revenue.

OPERATING EXPENSES

SALES AND MARKETING:

Sales and marketing expenses for the third quarter of 2001 decreased 6% compared to the third quarter of 2000 and increased 17% in the first nine months of 2001 compared to the same period of 2000. As a percentage of revenues, sales and marketing expenses for the third quarter and nine months ended September 30, 2001 were 26% and 30%, respectively, compared to 28% and 27% for comparable periods in 2000. The decrease in dollars and percentage of revenue in the third quarter of 2001 is attributable to the reduction in force in the second quarter of 2001. The increase in dollars and percentage of revenue for the nine months ended September 30, 2001 is the result of increases in sales and marketing expenditures in the first half of 2001, which were associated with an increased marketing effort related to DataTrail.

RESEARCH AND DEVELOPMENT:

Research and development expenses for the third quarter increased 8% compared to the third quarter of 2000 and increased 13% for the nine months ended September 30, 2001 compared to the same period of 2000. As a percentage of revenues, research and development expenses were 20% for the third quarter and nine months ended September 30, 2001, compared to 18% for both comparable periods in 2000. The increases in dollars are primarily the result of higher salaries, as well as an increase in product translation costs associated with releases of additional software in foreign languages.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the third quarter of 2001 increased 30% compared to the third quarter of 2000 and increased 34% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. As a percentage of revenues, general and administrative expenses for the third quarter and nine months ended September 30, 2001 were 23% and 22%, respectively, compared to 17% for both comparable periods in 2000. The increases in general and administrative expenses were driven by a number of factors including, increases in facility costs and depreciation related to the Company's DataTrail Electronic Discovery business, increases in costs related to new business information systems, as well as higher compensation and consulting costs.

WORKFORCE REDUCTION CHARGE

A workforce reduction charge of $850,000 for severance and related expenses was recorded pursuant to a plan announced and implemented in June 2001. The reduction totaled 51 employees or approximately 12% of the Company's total workforce and affected virtually all classes of the Company's domestic employees.

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

PROVISION FOR INCOME TAXES

For the nine months ended September 30, 2001, the Company provided for a tax benefit at 29.0% compared to the nine months ended September 30, 2000, when the Company provided for a tax expense at 30.5%.

NET INCOME (LOSS) PER SHARE

The changes in basic and diluted net income (loss) per share for all periods presented are due to changes in net income (loss).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $6.1 million and $3.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash is due principally to a change in the mix of the Company's business. A higher proportion of the revenues in 2001 are derived from the Company's Data Recovery businesses, which typically have a fast collection cycle. In 2000 a higher percentage of revenues were derived from the Company's DataTrail Electronic Discovery and Desktop Utility businesses, which have a long collection cycles.

At September 30, 2001, Ontrack had $35.3 million of cash, cash equivalents, short-term investments and long-term investments, the majority of which is invested in high-grade taxable and tax-exempt government securities. Ontrack may utilize part of this cash to seek opportunities to expand its business through acquisitions; however, there are currently no commitments, agreements or understandings for any such acquisitions.

Ontrack expects that its current cash and investments along with cash generated from its operations will be adequate to meet its capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases, which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-Q, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and Ontrack must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) Ontrack intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) Ontrack's software revenues depend on disk drive shipments by OEM's; trends in the disk drive industry; and the risks inherent in the retail product markets (including product returns and changing customer demands), which Ontrack cannot control;
(5) Ontrack has introduced and intends to introduce new products and services and there can be no assurance of market acceptance of any such product or service or of favorable market conditions in any target market for Ontrack's products and services, such as the target market for Ontrack's DataTrail electronic discovery business; (6) Ontrack depends to a large degree on its ability to attract and retain technical personnel; and (7) the risks inherent in increased foreign operations




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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



                                       ONTRACK DATA INTERNATIONAL, INC.
                                       --------------------------------
                                                (Registrant)






         Date:  November 14, 2001      By:    /s/ Benjamin F. Allen
                                       -----------------------------------------
                                       Benjamin F. Allen
                                       President and Chief Executive Officer



         Date:  November 14, 2001      By:    /s/ Thomas P. Skiba
                                       -----------------------------------------
                                       Thomas P. Skiba
                                       Vice President & Chief Financial Officer