Form 10-K405
period 2001-12-31
ONTRACK DATA INTERNATIONAL INC
filed 2002-03-28
CIK 1022703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________


                           COMMISSION FILE NO. 0-21375

                        ONTRACK DATA INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


                        MINNESOTA                       41-1521650
             ---------------------------------      -----------------
              (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)       Identification No.)


                               9023 COLUMBINE ROAD
                             EDEN PRAIRIE, MN 55347
            ---------------------------------------------------------
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (952) 937-1107

                 REGISTRANT'S INTERNET ADDRESS: www.ontrack.com

  (CONTENTS OF THE REGISTRANT'S INTERNET SITE ARE NOT INCORPORATED BY REFERENCE
                      INTO THIS ANNUAL REPORT ON FORM 10-K)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 2002, assuming as market value the price of $9.16 per share, the closing sale price on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $51,958,539.

As of March 19, 2002, Ontrack had outstanding 10,431,815 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Proxy Statement for Ontrack's Annual Meeting of Shareholders to be held in May 2002 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------


PART I
     Item 1.   Business........................................................1
     Item 2.   Properties.....................................................11
     Item 3.   Legal Proceedings..............................................11
     Item 4.   Submission of Matters To A Vote of Security Holders............11

PART II
     Item 5.   Market For Registrant's Common Equity And Related Stockholder
               Matters........................................................12
     Item 6.   Selected Financial Data........................................13
     Item 7.   Management's Discussion And Analysis of Financial Condition
               And Results of Operations......................................14
     Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.....23
     Item 8.   Financial Statements And Supplementary Data....................24
     Item 9.   Changes In And Disagreements With Accountants On Accounting
               And Financial Disclosure.......................................24

PART III
     Item 10.  Directors And Executive Officers of The Registrant.............24
     Item 11.  Executive Compensation.........................................24
     Item 12.  Security Ownership of Certain Beneficial Owners And Management.24
     Item 13.  Certain Relationships And Related Transactions.................24
     Item 14.  Exhibits, Financial Statement Schedules And Reports On
               Form 8-K.......................................................25

SIGNATURES....................................................................27

                                     PART I

ITEM 1.      BUSINESS

         ONTRACK Data International, Inc. ("Ontrack" or the "Company"), provides software and service solutions that help customers manage, recover and discover their valuable data. Using its proprietary tools and techniques, Ontrack can recover lost or corrupted data from virtually all operating systems and types of storage devices through its do-it-yourself, remote and in-lab capabilities. Ontrack(R) DataTrail(TM) electronic discovery solutions help companies, law firms and federal agencies quickly and cost-effectively recover electronic information for use in investigations, litigation and other legal matters. Ontrack also offers award-winning PC utility software programs that help prevent critical data loss through a broad line of problem-solving, file-management and productivity utilities.

         Ontrack was incorporated in 1985 under the laws of the State of Minnesota. The Company headquarters are located at 9023 Columbine Drive, Eden Prairie, Minnesota 55347, and its telephone number is (952) 937-1107. Ontrack also has a presence in the metropolitan areas of Los Angeles, CA; Boulder, CO; Washington D.C.; New York, NY; London, England; Paris, France; Stuttgart, Germany; Milan, Italy; Lugano, Switzerland; and Madrid, Spain. Ontrack also makes its data recovery services available through strategic alliances in Tokyo, Japan with Y-E Data, and in Katowice, Poland with MBM.

OVERVIEW OF BUSINESS

         Ontrack provides a wide range of services and software products that enable users to maintain access to their data and permit fast recovery from system failure.

         Historically, the core service business of Ontrack has been data recovery. Ontrack can recover lost or corrupted data from most types of operating systems and storage devices and performs data recoveries for Fortune 500 corporations, governmental agencies, educational and financial institutions, small businesses and individuals. In many cases, Ontrack can perform Remote Data Recovery(TM) services via a modem or Internet connection. In other cases, customers ship disk drives or other storage media to Ontrack for in-lab data recovery.

         Today, Ontrack also offers evolutionary and customized service solutions to focused market segments. For example, the Company's electronic discovery and computer forensic services, which are designed for use in investigations and other legal matters, specialize in searching, reconstructing, recovering and producing computer information from multiple information technology platforms, business software applications, email systems, and geographic locations. Ontrack also provides the expertise and technologies needed for large-scale electronic data investigations of diverse computing environments which often include a variety of e-mail and other electronic document applications and a range of computer/storage platforms, such as mainframes, corporate networks and data archival systems. Ontrack's electronic discovery is known for its expertise in data evidence relating to mergers and acquisitions, intellectual property, civil litigation, antitrust and class action matters. In 2002, Ontrack plans to invest significantly in its electronic discovery infrastructure to improve customer service and quality, increase capacity, refine its patent-pending technology, and gain visibility for the product line.

         The Company's software solutions consist of a broad line of award-winning products that help prevent and recover from data loss. Its foundation is an array of problem-solving, file management and productivity tools and utilities whose span includes proactive solutions that help prevent system failures and reactive "do-it-yourself" products that help recover from data disaster.

         In 2001, Ontrack service revenues represented approximately 74% of total revenues, with software revenues representing the balance.

BACKGROUND OF THE DATA RECOVERY, ELECTRONIC DISCOVERY AND COMPUTER FORENSICS BUSINESS

         The amount of data stored on hard disk drives, floppy disks, CD-ROMs, magnetic tape and other types of storage media has grown rapidly over the years. This growth in stored data has been fueled, in part, by the rapid expansion of media capacities and the installed base of personal computers and servers. This proliferation of storage capacity has increased dependence on fast and reliable access to data in both the office and home. Such data is frequently valuable, and can be mission-critical, to the user or the user's organization.

         Data can become inaccessible as a result of a wide variety of hardware or software failures. Hardware failures involve physical damage to the mechanism that retrieves the data or to the storage media itself, including wear, aging, physical abuse, vandalism and environmental hazards. Software failures involve corruption of the software file structure and include user errors, improper or incompatible software installation and computer viruses. In both types of failures, the data often still exists on the storage media but cannot be retrieved by the user.

         In an effort to prevent data loss, users may pursue one or more protective measures. The most common method is to automatically or manually back up data on a routine basis for onsite or offsite storage. Backup systems and other data protection methods have become faster, more effective and more sophisticated in recent years, and computer users have invested heavily in faster drives and storage systems in an attempt to prevent data loss. Many backup systems, such as disk array (RAID) systems, involve distribution of data across corporate networks to minimize loss in case of a hardware or software failure. Other methods of protecting data include securing access to computer equipment, implementing anti-virus procedures, and developing disaster recovery plans for floods, fires and other natural disasters. These methods may be helpful in reducing the likelihood of data loss in certain instances, and the use and effectiveness of these methods is likely to increase in future years. However, these methods are not consistently used by all computer users, and are unable to prevent certain data loss events from occurring.

         When users experience data loss, they generally first determine whether a backup has been made and, if so, whether it is current, easily accessible and functional. If not, the users will seek assistance from the nearest perceived computer expert, which may include an MIS department or other corporate personnel, a local computer store or a third party computer maintenance provider. In many cases, these people do not have the specialized training, software or equipment necessary to recover lost data, and their attempts to recover the data can actually exacerbate the data loss and hinder the data recovery. If these recovery efforts are unsuccessful, users are often informed or conclude that the data loss is "terminal" and the data is not recoverable. In many cases, however, a properly trained and equipped data recovery specialist can in fact recover the lost data.

         Users may also experience problems akin to data loss, which can be described as data retrieval challenges. Desired data may be accessible, but in a form or state that is difficult to retrieve in a timely, consistent and cost-effective manner. For instance, the continued and fast-paced evolution of systems, software and media has created situations where "live data" is stored across diverse applications and operating systems, and "archival data" from numerous historical points in time is stored in a variety of forms and formats, each time-bound to the computer environment in existence at its creation. Often, users confronted with this situation need to quickly search, identify and retrieve data across these different systems, applications and time periods. One example is found in legal proceedings. The continued growth in litigation and acceptance of computer data as part of the legal discovery process has created an environment where users often need professional assistance and solutions in order to timely comply with their obligations and to strategically succeed.

SERVICE SOLUTIONS

         In order to address the wide variety of data recovery needs of its customers, Ontrack has developed and offers a broad range of service solutions ranging from engineer assisted in-lab and Remote Data Recovery services to on-site data recovery service. The breadth of its data recovery tools and expertise gives Ontrack the ability to recover data stored on nearly all types of storage media and operating system formats, and to offer creative, customized, real-time solutions to customers facing unique data recovery situations.

         More than one hundred times each business day, worldwide data loss inquiries come to Ontrack by a variety of means, including the Internet and telephone. Those who contact Ontrack for help in recovering their data are connected to a customer service representative that will quickly assess the data loss situation, describe associated pricing and identify recovery options.

         Customers requesting engineer-assisted services provide Ontrack access to their data in one or more ways: for in-lab service, their hard disk drive or other storage media will be shipped to an Ontrack in-lab facility; for Remote Data Recovery service, customers connect their computer system to an Ontrack server via a modem or Internet connection; and for on-site service, Ontrack engineers travel to a customer identified location. Thereafter, a thorough diagnostic evaluation is performed to determine the nature and cause of the data loss, to quantify and identify data that can be recovered, and to develop a recommended course of action. After reviewing the results of the evaluation, the proposed solution and pricing information with Ontrack, the customer chooses whether to proceed with a data recovery solution.

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

         Ontrack also routinely offers customized services and products to meet the demands of clients in certain specialized markets. For example, the Company's electronic discovery business unit specializes in searching, reconstructing, recovering and producing select electronic information for use in investigations, litigation and other legal matters. Ontrack also provides the expertise and technologies needed for large-scale electronic data investigations of diverse computing environments which often include a variety of e-mail and other electronic document applications and a range of computer/storage platforms, such as mainframes, corporate networks and data archival systems. Ontrack electronic discovery is known for its expertise in data evidence relating to mergers and acquisitions, intellectual property, civil litigation, antitrust and class action matters. In connection with Ontrack's electronic discovery services, Ontrack uses Electronic Data Viewer(TM) which is a scalable online document review application that can be accessed 24 hours a day, seven days a week from virtually any computer with Internet access and it has all the benefits of electronic review without all the cumbersome "hands on" work associated with reviewing paper documents.

SOFTWARE PRODUCT SOLUTIONS

         Ontrack offers an array of software products that address a variety of issues users encounter and which can be generally categorized into five solution areas - Electronic Discovery, Data Recovery, Security and Privacy, eSupport, and PC Utilities.

         ELECTRONIC DISCOVERY

         CAPTUREIT(TM) is a "data cloning" software tool that assists users in retrieving and authenticating data. It performs a sector-by-sector data capture and includes verification routines to ensure data has not been tampered with during or after the capture process. Often it is used in relation to legal proceedings and in conjunction with electronic discovery or computer forensic services.

         FACTRACKER(TM) is a solution used to investigate and discover electronically produced evidence related to legal matters. The solution includes CaptureIt, data cloning software that makes sector-by-sector copies of hard drives, and FacTracker, a tool that gives immediate results in the analysis of data. FacTracker verifies the image, restores deleted documents, analyzes unallocated and slack areas, performs keyword searches, identifies files, and creates reports.

         DATA RECOVERY

         ONTRACK DATA RECOVERY FOR NETWARE (ODRN) is a network utility designed to provide improved access to network data and help prevent data structure problems. It allows system administrators to access mounted and unmounted drives and perform file recovery and file system repairs without bringing the server down. ODRN has been tested and approved with NetWare 5.

         EASYRECOVERY(TM) is a data recovery tool that is effective in situations where accessing lost data does not require the expertise of a data recovery engineer. It can recover files from a variety of hard disk problems, including corrupt FAT tables, inaccessible partitions, virus attacks, and accidental reformatting.

         EASYRECOVERY FILEREPAIR(TM) is a do-it-yourself software solution that enables a user to repair and restore corrupt Microsoft(R) Office files into new readable files, requiring less technical sophistication than many software applications, while saving a user time and resources.

         SECURITY AND PRIVACY

         DATAERASER(TM) is a "data scrubbing" software program. Data saved on a hard disk remains even after it is deleted, sent to the recycle bin, or after the drive is reformatted or repartitioned. DataEraser is designed to address this problem and to completely erase a computer's hard disk of all data. It allows for the safe recycling of hard drive media without putting confidential information at risk, for example, when a personal computer is donated or transferred to another user.

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

         PC UTILITIES

         DISK MANAGER(R) is a hard disk drive installation and partitioning utility for personal computers. It facilitates the process of installing new, replacement or upgrade hard disk drives and also optimizes storage capacity on hard disk drives.

         EASYUNINSTALL(TM) is a software utility program for operating systems that assists users in removing and/or relocating unwanted personal computer files and programs.

         FIX-IT UTILITIES(TM) is a series of software utility programs that defragment disks, recover deleted files, clean and optimize the Windows registry, provide system monitoring and diagnosis, and include other system administration functionality.

         ONTRACK SYSTEMSUITE(TM) is a suite of integrated utility products that is designed to keep PC systems operating at peak performance. It includes some or all of the functionality found in Fix-It Utilities, Easy Uninstall and DataEraser products.

         POWERDESK(R) is a powerful file manager utility program for operating systems.

         ZIPMAGIC(R) is a premium file compression software utility program that includes a patented method for viewing and handling compressed files. Its features include capabilities to automatically zip outgoing e-mail attachments, to create self-extracting archives, to span large zip files over multiple diskettes, and to configure anti-virus program support.

RESEARCH AND DEVELOPMENT

         Ontrack's staff of 72 software developers continually develops and updates Ontrack's data recovery tools and commercial software products. Additionally, through performing data recovery and electronic discovery services, Ontrack's data recovery engineers collaborate with the software developers in creating new tools and procedures. Ontrack intends to continue to devote software development resources to create new software products related to its businesses.

SALES AND MARKETING

         Historically, a large portion of Ontrack's data recovery service revenue has been generated from general name recognition, repeat business and referrals from existing customers, and third-party referral arrangements. Ontrack has dedicated sales and marketing resources to develop referral relationships with other service companies and corporate partners who offer and promote Ontrack service solutions to their customers and within their organizations. In 2002, Ontrack intends to continue to focus on building and expanding its world wide partner program, as business referral and service resale arrangements with third-party vendors have proven to be a steady and growing portion of sales lead opportunities for data recovery services.

         The name recognition of Ontrack for its electronic discovery services increased in 2001. Much like its data recovery business, the Company has received sales leads that were attributed to the Ontrack brand, repeat business and referrals from existing customers. Ontrack continues to educate the legal market about electronic discovery through the Company's legal consultants, who provide training on electronic discovery and computer forensics to leading United States law firms.

         Historically, the majority of Ontrack's PC utility software products were marketed and sold through retail stores, principally through distributors. Ontrack entered into a relationship with Activision Value Publishing Inc. making Activision Ontrack's primary North American retail distributor in January 2002. In 2002, Ontrack intends to focus more effort on building relationships with customers who visit and shop at its web site-www.Ontrack.com and to increase its online software sales through promotions, direct marketing and co-op marketing programs with third-party software vendors. Disk Manager software is marketed primarily through a sales force, which attempts to maintain and expand relationships with hard disk drive manufacturers for sales on an OEM basis.

CUSTOMERS

         Ontrack serves a variety of customers. Data recovery services can benefit anyone who has experienced an electronic data loss event. Ontrack's customers range from home users to Chief Information Officers and include Fortune 500 companies, governmental agencies, educational and financial institutions, as well as small businesses and individuals.

         Ontrack has developed relationships with top United States law firms in conjunction with the work it performs with its electronic discovery business. These customers are pioneers in adopting new technology that enables them to obtain, search, produce and receive documents relevant to a legal matter in a manner that is much more thorough and faster than ever before. Ontrack has developed processes and methods aimed to effectively satisfy these law firm's needs.

         In 2001, most of Ontrack's software utility products were sold to consumers in retail stores, principally through distributors, directly and through Ontrack's online store. In 2002, Ontrack will distribute its software utility products in the North American retail channel principally through its relationship with Activision Value Publishing Inc. Additionally, Ontrack has enjoyed long-standing relationships with hard disk drive manufacturers that license Ontrack's Disk Manager product.

         No single customer accounted for 10% or more of Ontrack's revenues in 2001, 2000 or 1999.

COMPETITION

         The data recovery market is currently served by a large number of relatively small, independent service providers. Competition among these firms is intense and barriers to entry are low for competitors seeking to offer data recovery services. Ontrack believes that the broad range of products and services it offers, its experience with data storage, its substantial investment in personnel, its data recovery tools, its Remote Data Recovery capabilities and do-it-yourself data recovery software provide it with a significant competitive advantage. Ontrack believes that the primary competitive factors in the data recovery business are name recognition, the effectiveness of the data recovery services, the ability to operate within a large number of operating environments with a variety of storage media, the timeliness of the services, the number of emergency and custom services provided, and cost.

         Although Ontrack's electronic discovery business is an emerging market and a relatively new product line for Ontrack, Ontrack believes it enjoys a technological advantage, compared to the significant competition in the electronic discovery market. In order to maintain its market position, Ontrack must continually invest in technology and qualified personnel. Ontrack currently competes for electronic discovery and computer forensics business with litigation support companies, large consulting firms, and printers, as well as smaller technology companies, and it expects its competitors to also further invest in technology and qualified personnel. If Ontrack's competitors are more successful in developing new technologies, retaining qualified personnel or marketing their services, Ontrack may lose market share.

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

         All markets in which Ontrack competes are characterized by rapid technological changes, changing customer needs and frequent new product introductions. In addition, higher capacity drives and improved operating systems are being designed and marketed, and many businesses are investing in the development of in-house automatic data backup systems and improved data storage technologies. To remain competitive, Ontrack must continue to develop and market enhanced versions of its products and add service and product offerings which complement new technologies and customer needs.

PROPRIETARY TECHNOLOGY

         Ontrack currently relies on a combination of copyright, patent and trade secret laws, non-disclosure agreements and other methods to protect its proprietary technology. Ontrack has applied for and received patents in the United States and internationally, relating to technology used in and in conjunction with its Remote Data Recovery solution and technology generally associated with the ZipMagic product. In addition, Ontrack has filed patent applications in the United States and internationally relating to technology used in conjunction with DataTrail services. There can be no assurance that any meaningful patent protection will result from these patents or these patent applications or that systems or methods disclosed in the patents and patent applications do not infringe any third party intellectual property rights. Furthermore, there can be no assurance that any patent or future patents acquired by Ontrack will be of sufficient scope or strength to provide meaningful protection of its products and technologies.

         Ontrack's proprietary technology involves the use of copyrightable material such as computer software. Existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy Ontrack's products and processes or to reverse engineer or obtain and use information that Ontrack regards as proprietary. Ontrack also relies on proprietary processes and techniques, materials, expertise and trade secrets. Ontrack believes these proprietary rights may provide it with a competitive advantage as important, if not more important, to Ontrack as patent protection. There can be no assurance that protective measures taken by Ontrack will provide Ontrack with adequate protection of its proprietary information or with adequate remedies in the event of unauthorized use or disclosure.

COMPANY OFFICES

         Ontrack's headquarters are located in Eden Prairie, Minnesota. In addition, Ontrack has a presence in the following Metropolitan areas: Los Angeles, California, Washington, D.C., Boulder, Colorado, New York, New York, London, England, Stuttgart, Germany, Paris, France, Milan, Italy, Madrid, Spain, and Lugano, Switzerland. Each of Ontrack's facilities has stand alone data recovery capabilities, with the exception of the Boulder, office, which primarily develops, markets and sells Ontrack's desktop utility software products, and the Paris, Milan, and Lugano offices, which are strictly sales offices and Madrid. Ontrack also offers data recovery, data conversion and consulting services in Tokyo, Japan through a licensing arrangement with Y-E Data, a subsidiary of Yaskawa Electric, Inc. In addition, Ontrack also offers data recovery services in Katowice, Poland through its alliance with MBM.

EMPLOYEES

         As of December 31, 2001, Ontrack had a total of 364 employees, including 104 in data recovery engineering, 72 in software development, 108 in sales and marketing, 18 in customer support and 62 in administration and finance. None of Ontrack's employees are represented by a labor union or are subject to a collective bargaining agreement. Ontrack has never experienced a work stoppage and believes its employee relations are good.

         The success of Ontrack depends in large part upon its ability to recruit and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense. There can be no assurance that Ontrack will be successful in retaining or recruiting key personnel.

EXECUTIVE OFFICERS

         The executive officers of Ontrack at December 31, 2001 were as follows:

NAME                            AGE            POSITION WITH ONTRACK
----                            ---            ---------------------

Ben F. Allen.................   37    President and Chief Executive Officer
Michael W. Rogers............   46    Chairman
Thomas P. Skiba..............   46    Vice President and Chief Financial Officer
John M. Bujan................   57    Senior Vice President Strategic Planning &
                                      Corporate Development and Secretary


         BEN F. ALLEN has served as President and Chief Executive Officer since June 2001 and previously served as Chief Operating Officer from February 2001 to June 2001. From March 1999 to February 2001, he served as the General Manager of Ontrack's European operations in the United Kingdom and France. From February 1998 through February 1999, he served as Ontrack's Internet Marketing Manager. From 1987 to 1998, he served in various management roles at Ceridian Corporation, a Minneapolis-based information services company, most recently as Vice President of Sales and Marketing for Washington Consulting Services and Technologies, a former Ceridian subsidiary. In 1997, he served briefly as Regional Manager at Hyperion Software.

         MICHAEL W. ROGERS has served as Chairman since 1989 and served as Chief Executive Officer of Ontrack from 1986 to June 2001. Additionally, Mr. Rogers has served as a Director of Ontrack since 1985. He is scheduled to retire from the Board of Directors in May 2002. Prior to February 2002, Mr. Rogers' Chairmanship was an executive officer position and following his resignation as an employee of Ontrack in February 2002, is now a non-officer, non-employee member on the Board of Directors. Mr. Rogers also served as Chief Financial Officer from 1989 to May 1996. From 1980 to 1985, Mr. Rogers was employed by Control Data Corporation ("CDC"), where he served as a Senior Developer of diagnostic software routines and as a Senior Electrical Engineer and an Electrical Engineer for software and hardware development. From 1978 to 1980, he was an Associate Engineer with Westinghouse Bettis Atomic Power Laboratory, a subsidiary of Westinghouse Electric Corporation.

         THOMAS P. SKIBA has served as Vice President and Chief Financial Officer of Ontrack since May 1996. From 1992 to April 1996, Mr. Skiba was Chief Financial Officer of IVI Publishing, Inc.

         JOHN M. BUJAN has served as Senior Vice President of Strategic Planning & Corporate Development since June 2001 and as Secretary since March 1996. He served as General Counsel to Ontrack from March 1996 to June 2001 and Vice President from October 1999 to June 2001. From 1981 to March 1996, Mr. Bujan was the principal of John M. Bujan, P.A., an Edina, Minnesota law firm concentrating in business and commercial matters and computer software licensing.

ITEM 2.      PROPERTIES

         Ontrack maintains its headquarters in Eden Prairie, Minnesota in approximately 108,000 square-foot leased facilities, under a lease expiring November 2009. Ontrack also leases approximately 6,400 square feet of space in Los Angeles under a lease expiring in March 2005; approximately 7,800 square feet of space in Washington, D.C. under a lease that expires in June 2003; approximately 6,000 square feet of space in the New York metropolitan area under a lease which expires in May 2003; and approximately 12,700 square feet in Boulder, Colorado under a lease that expires in January 2006.

         Ontrack also leases approximately 5,600 square feet of space under a lease, which expires in November 2005, and another approximately 5,200 square feet of space under a lease which expires in April 2008, for its office in London. Additionally, approximately 10,300 square feet of space is leased for its office in Stuttgart under a lease that expires in October 2006, and approximately 1,600 square feet of space is leased for its office in Paris under a lease that expires in September 2009.

         The Eden Prairie, Washington D.C., New York, and Boulder leases each have a three-to-five year option for extension.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         Ontrack trades in the NASDAQ National Market under the symbol "ONDI." As of March 19, 2002, Ontrack had approximately 71 shareholders of record. Ontrack has been informed however that there are in excess of 2700 beneficial owners of Ontrack common stock.

         High and low closing quarterly sale prices for 2001 and 2000 were as follows:

              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
              -------------    --------------    -------------    --------------
2001:
----
High                 $ 8.88            $ 7.91           $ 7.19            $ 7.00
Low                  $ 6.63            $ 5.50           $ 5.70            $ 5.80

2000:
----
High                 $12.31            $ 9.88           $13.81            $14.50
Low                  $ 6.75            $ 7.13           $ 7.38            $ 5.59

         Ontrack paid no dividends in 2001 and 2000 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Ontrack intends to retain any future earnings for use in business development.

ITEM 6.      SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
CONSOLIDATED STATEMENT OF                  2001          2000         1999         1998         1997
INCOME DATA:                               ----          ----         ----         ----         ----
Service revenues ...................     $ 41,402      $ 36,645     $ 31,736     $ 29,205     $ 26,689

Software revenues ..................       14,445        16,286       11,636        6,636        8,560

Total revenues .....................       55,847        52,931       43,372       35,841       35,249

Gross margin .......................       39,787        39,646       32,766       28,512       29,491

Operating expenses .................       40,850        33,771       26,832       22,531       22,091

Operating income (loss) ............       (1,063)        5,875        5,934        5,981        7,400

Net income .........................          115         5,048        4,677        5,198        5,656

Net income per share - diluted .....     $   0.01      $   0.48     $   0.47     $   0.52     $   0.56
Diluted net income per share
  before goodwill ..................     $   0.12      $   0.61     $   0.52     $   0.52     $   0.56

                                                                  DECEMBER 31,
                                                                  ------------
CONSOLIDATED BALANCE SHEET                 2001          2000         1999         1998         1997
DATA:                                      ----          ----         ----         ----         ----
Cash, cash equivalents and
  short-term investments ...........     $ 32,610      $ 28,176     $ 28,705     $ 33,596     $ 32,176

Working capital ....................       37,040        36,042       30,976       35,914       31,745

Total assets .......................       62,026        60,688       56,301       46,449       45,125

Total liabilities ..................        6,091         6,017        7,270        3,669        5,794

Total shareholders' equity .........     $ 55,935      $ 54,671     $ 49,031     $ 42,780     $ 39,331

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Ontrack's service revenues are derived principally from the performance of data recovery and DataTrail electronic discovery services. The principal factors affecting service revenues are the number and type of jobs or projects Ontrack performs during the period. Ontrack's data recovery revenues are dependent on the occurrence of numerous isolated data loss events and on potential customers' decisions to use Ontrack services when a data loss occurs. DataTrail electronic discovery revenues are dependent on the number and size of legal projects where Ontrack is selected to provide its services.

         Software revenues are derived principally from sales of desktop utility software products sold through retail and online channels, royalties on the distribution of Disk Manager software by hard disk drive OEMs in their disk drive products sold through distribution channels, and online sales of Easy Recovery, the Company's line of do-it-yourself data recovery software.

         International revenues consist of services and software from Ontrack's wholly-owned subsidiaries in London, England, Stuttgart, Germany, Paris, France, and Madrid, Spain and royalties from the license of Ontrack's data recovery technology in Japan to Y-E Data, a subsidiary of Yaskawa Electric, Inc. Revenues attributable to the French and Spanish entities are reported through the United Kingdom subsidiary. Total international revenues as a percentage of total consolidated revenues are as follows:

                                              2001    2000    1999
                                              ----    ----    ----
                  United Kingdom               14%     11%     10%
                  Republic of Germany           9%      9%      9%
                  Japan                         2%      1%      2%
                                              ----    ----    ----
                      Total                    25%     21%     21%
                                              ====    ====    ====

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

         INTRODUCTION

         Fiscal year 2001 was a year marked by significant change and progress at Ontrack. The Company had a strong first quarter in 2001, generating $14.7 million in revenue and earning net income of $1.1 million. During the second quarter of 2001, the Company's revenue declined to $11.4 million and it generated a quarterly loss for the first time in its history. The loss of $2.5 million was principally due to the poor revenue performance of the Company's DataTrail electronic discovery services and the retail channel of the consumer software utility business. The decrease in the DataTrail electronic discovery service was due to a slowdown in the number of prospects from law firms which historically have been the Company's largest clients. As a result, DataTrail revenues decreased from $2.6 million in the first quarter of 2001 to $621,000 in the second quarter of 2001. Because the Company had been building its infrastructure to support growth in this business, the revenue decline had a significant impact on earnings in the second quarter of 2001.

         The consumer software utility business decline was the result of a large volume of returns as well as a slowdown of new sales into the North American retail channel. This resulted in net North American consumer software utility sales decreasing to $353,000 in the second quarter of 2001 compared to $2.5 million in the first quarter of 2001.

         In June 2001, the Company took action to position the Company for a return to profitability. These actions included (1) the promotion of Ben F. Allen to President and Chief Executive Officer; (2) modifying the Company's organizational structure and employee incentive plans; (3) instituting a workforce reduction plan; (4) improving the quality of the Company's DataTrail service and broadening its customer base; and (5) devising a strategy to substantially reduce the financial risk in its North American retail channel. These measures had an immediate impact as the Company returned to profitability in the third quarter and achieved record revenue of $16.5 million in the fourth quarter of 2001.

         Going forward in 2002, Ontrack intends to build on the momentum generated in the second half of 2001. In the emerging electronic discovery market, the Company will be investing in processes and technology to improve margins, customer service and quality, increase capacity, refine its patent-pending technology, and gain visibility for the product line. In regards to data recovery, the Company will continue its efforts to expand its distribution channel via volume partnering. With respect to the North American retail channel, the Company signed an agreement with Activision Value Publishing, Inc., which as of January 2002, made Activision the primary republisher and distributor of Ontrack's consumer software utility products to retail outlets in North America. This will allow the Company to substantially reduce the financial risk associated with the distribution of the Company's consumer software products while maintaining a broader visibility to the consumer market via retail store shelf space.

         REVENUES

         SERVICES:

         Service revenues consisted of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                                           %
                                                      2001      2000     CHANGE
                                                    -------    -------   -------
                                                  (Amounts in thousands)

         In-lab data recovery services              $29,673    $25,851       15%
         Remote Data Recovery ("RDR") services        3,702      2,811       32%
         DataTrail electronic discovery services      8,027      7,983        1%
                                                    -------    -------   ------
                           Total                    $41,402    $36,645       13%
                                                    =======    =======   ======

         In-lab recovery is Ontrack's traditional service whereby a storage device is physically worked on either in one of Ontrack's data recovery labs, or directly at the customer's site. RDR(R) is a process whereby Ontrack can recover data in certain situations by working on the customers' storage device through the use of a modem, or through the Internet. The increases of in-lab data recovery revenue and RDR revenue identified above are the result of an increase in referral jobs from partners and an increase in the average price charged per data recovery job. Ontrack's partners are entities that a computer user may contact seeking assistance in the event a of data loss event. These partners may be hardware or software manufacturers, or they may be specialized hardware repair service companies.

         DataTrail electronic discovery revenue consists of services related to searching, retrieving, reconstructing, recovering and producing computer information for use in legal matters. Although DataTrail revenues for the year increased only 1% over 2000, the source of the revenue was different. Ontrack has historically derived a large portion of its DataTrail revenues from mergers and acquisitions work and this source of revenue often results in an uneven quarter-to-quarter revenue stream. This characteristic is illustrated in the following tables:

                                          QUARTERS ENDED 2001
                         -------------------------------------------------------
                         MARCH 31   JUNE 30  SEPTEMBER 30  DECEMBER 31   TOTAL
                         --------   -------  ------------  -----------  --------
                                        (Amounts in thousands)

     DataTrail Revenue   $  2,597   $   621    $  1,333      $  3,476   $  8,027
                         ========   =======    ========      ========   ========

                                          QUARTERS ENDED 2000
                         -------------------------------------------------------
                         MARCH 31   JUNE 30  SEPTEMBER 30  DECEMBER 31   TOTAL
                         --------   -------  ------------  -----------  --------
                                        (Amounts in thousands)

     DataTrail Revenue   $  1,051   $ 2,505    $  1,750      $  2,677   $  7,983
                         ========   =======    ========      ========   ========


         In the second quarter of 2001, the Company's principal law firm customers experienced a slowdown in the number of merger and acquisition projects that required Ontrack's electronic discovery services. To manage the revenue variance associated with the electronic discovery business, Ontrack began focusing its efforts on expanding its customer base and increasing penetration into the civil litigation market, which principally consists of civil litigation matters. In 2001, the Company experienced quarter-to-quarter growth in the litigation market. This, combined with an increased customer base in the second half of 2001 and a resurgence in the merger and acquisition market, resulted in record DataTrail revenue in the fourth quarter of 2001.

         SOFTWARE:

         Software revenues consisted of the following:

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                                          %
                                                     2001      2000     CHANGE
                                                   -------    -------   -------
                                                 (Amounts in thousands)

         Desktop Utility                           $ 6,485    $ 9,232      (30%)
         Disk Manager                                3,850      4,100       (6%)
         EasyRecovery                                3,051      2,406       27%
         Other Software                              1,059        548       93%
                                                   -------    -------   ------
                           Total                   $14,445    $16,286      (11%)
                                                   =======    =======   ======

The Desktop Utility software decrease is attributable to an industry-wide softening of demand in the consumer software utility business and a large volume of returns from the retail channel. In response, the Company changed its strategy with respect to the desktop utility software business that will enable Ontrack to place more emphasis on channels with higher margins than the North American retail channel, such as the on-line channel and European retail channels. The Company changed its distribution of product in the North American retail channel, in early 2002, in an attempt to reduce the financial risk of doing business in the North American retail channel. Although the Company expects revenues to decline as a result of the change, profitability of the product line is expected to improve. Disk Manager is a mature product line and while the product continues to contribute strong operating margins, downward pricing pressure continues from the Company's main customers, the disk drive manufacturers. The increase in EasyRecovery revenue is due primarily to changes in the pricing structure and increased partnering efforts in addition to increased sales from the foreign subsidiaries. Other software revenue increases are the result of two large sales of the Company's on-line back-up product, RapidRecall in the second quarter of 2001.

         GROSS MARGINS

         SERVICES. Gross margins on service revenues were 74% in 2001 compared to 78% in 2000. The decrease in gross margins was due to higher freight costs and the use of significant amounts of temporary labor in the fourth quarter to meet the processing volumes and timeframes required by several DataTrail engagements.

         SOFTWARE. Gross margins on software revenues were 63% in 2001 compared to 67% in 2000. The decline in gross margins is mainly attributable to an increase in reserves for returns and discounts on software products sold to domestic retail channel distributors.

         OPERATING EXPENSES

         SALES AND MARKETING. As a percentage of revenues, sales and marketing expenses were 29% in 2001 compared to 26% in 2000. The Company increased electronic discovery marketing expenditures in the first half of 2001 without an increase in annual DataTrail revenue, which is the principal reason for the change described above.

         RESEARCH AND DEVELOPMENT. As a percentage of revenues, research and development expenses were 19% in 2001 compared to 18% in 2000. The increase was primarily the result of higher employee costs and increased product translation costs associated with releases of additional software in foreign languages, as well as investments in electronic discovery technology.

         GENERAL AND ADMINISTRATIVE. As a percentage of revenues, general and administrative expenses were 21% in 2001 compared to 17% in 2000. The increase in general and administrative costs was driven by a variety of factors including, increases in facility costs and depreciation related to the Company's electronic discovery business, increases in costs related to new business information systems and higher compensation costs.

         WORKFORCE REDUCTION COSTS. A workforce reduction charge of $850,000 for severance and related expenses was recorded pursuant to a plan announced and implemented in June 2001. The reduction totaled 51 employees or approximately 12% of the Company's total workforce at that time and affected all classes of the Company's U.S. employee base.

         INTEREST AND OTHER INCOME

         The decrease in interest and other income for 2001 was due principally to lower interest rates.

         PROVISION FOR INCOME TAXES

         Ontrack's effective tax rate in 2001 was 0% compared to 30% in 2000. The effective tax rate decrease for the year ended December 31, 2001 was due to decreased earnings subject to tax.

         DILUTED NET INCOME PER SHARE

         Diluted net income per share decreased to $.01 in 2001 from $.48 in 2000. The decrease was due to a decrease in net income.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES

         SERVICES:

         Service revenues consisted of the following:

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                                          %
                                                     2000      1999     CHANGE
                                                   -------    -------   -------
                                                 (Amounts in thousands)


         In-lab data recovery services             $25,851    $25,356        2%
         Remote Data Recovery ("RDR") services       2,811      1,826       54%
         DataTrail electronic discovery services     7,983      4,554       75%
                                                   -------    -------   ------
                           Total                   $36,645    $31,736       15%
                                                   =======    =======   ======

         Since the Company has been extending its RDR capabilities, the number of RDR jobs and the average price per job has been increasing at a higher rate than for in-lab data recoveries, resulting in a 54% increase in RDR service revenue.

         The 75% increase in DataTrail revenue was attributable to increased awareness of Ontrack's services. In the second half of 1999, the Company generated approximately $2.5 million in revenue from one large project. The growth rate in 2000 excluding this one large project was 289%.

         SOFTWARE:

         Software revenues consisted of the following:

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                                          %
                                                     2000      1999     CHANGE
                                                   -------    -------   -------
                                                 (Amounts in thousands)

         Desktop Utility                           $ 9,232    $ 4,126      124%
         Disk Manager                                4,100      5,118      (20%)
         EasyRecovery                                2,406      2,392        1%
         Other Software                                548         --       --
                                                   -------    -------   ------
                           Total                   $16,286    $11,636       40%
                                                   =======    =======   ======


         Desktop Utility revenue increased 124% compared to 1999. The increase was due to a full year of revenue in 2000 compared to a half year in 1999.

         Disk Manager revenue declined 20% compared to 1999. While Disk Manager software continued to contribute strong operating margins, downward pricing pressure continued from the Company's main customers, the disk drive manufacturers.

         Other Software revenue consisted of sales of Ontrack's remote personal online computer back up product RapidRecall. In 2000, RapidRecall experienced lower than expected revenue due to longer than expected sales cycles.

         GROSS MARGINS

         SERVICES. Gross margins on service revenues were 78% in 2000 compared to 76% in 1999. The increase was due to a more favorable mix of higher margin services; principally RDR and electronic discovery services.

         SOFTWARE. Gross margins on software revenues were 67% in 2000 compared to 74% in 1999. As revenues from Desktop Utility software products made up a larger portion of software revenues, software gross margins have declined to their expected level.

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

         RESEARCH AND DEVELOPMENT. As a percentage of revenues, research and development expenses were 18% in 2000 compared to 16% in 1999. The increase was due to the development of new software tools and techniques in the DataTrail electronic discovery business, and a full year of costs related to the development of Desktop Utility software products.

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

         INTEREST AND OTHER INCOME

         The increase in interest and other income from 1999 to 2000 was principally due to higher interest rates and cash balances.

         PROVISION FOR INCOME TAXES

         Ontrack's effective tax rate in 2000 was 30% compared to 33% in 1999. The decrease in the 2000 effective rate was a result of increased tax-exempt interest income and research and development credits.

         DILUTED NET INCOME PER SHARE

         Diluted net income per share increased to $.48 in 2000 from $.47 in 1999. The increase was due to an increase in net income.

         NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS on January 1, 2002. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Thereafter, goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. Effective January 1, 2002, the company discontinued the amortization of goodwill. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing and expects to complete a transitional fair value based impairment test of goodwill by June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow from operations was $8.2 million in 2001, $4.1 million in 2000 and $7.8 million in 1999. Cash used in investing activities was primarily for the purchase of leasehold improvements, furniture and equipment. At December 31, 2001, Ontrack had $36.4 million of cash, cash equivalents, short-term investments and long-term investments, the majority of which is invested in high-grade taxable and tax-exempt government securities. Ontrack expects to utilize part of this cash to seek opportunities to expand its business through acquisitions; however there are currently no commitments, agreements or understandings for any such acquisitions.

         Ontrack expects that its current cash and investments along with cash generated from its operations will be adequate to meet its capital needs.

FORWARD-LOOKING STATEMENTS

         Information included in this Form 10-K, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases, which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-K, in Ontrack's Annual Report, in future filings with the SEC and in Ontrack's press releases constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and Ontrack must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) Ontrack intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) Ontrack's software revenues depend on disk drive shipments by OEMs, trends in the disk drive industry, and the risks inherent in the retail product markets (including product returns and changing customer demands), which Ontrack cannot control;
(5) Ontrack has introduced and intends to introduce new products and services and there can be no assurance of market acceptance of any such product or service or of favorable market conditions in any target market for Ontrack's products and services, such as the target market for Ontrack's DataTrail electronic discovery business; (6) Ontrack depends to a large degree on its ability to attract and retain technical personnel; (7) the risks inherent in increased foreign operations; and (8) the DataTrail electronic discovery business is characterized by large, non-recurring engagements which may result in wide fluctuations of revenue from quarter to quarter.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK

         Ontrack has six foreign subsidiaries, organized in England, Germany, France, Italy, Switzerland, and Spain which generate approximately 25% of its revenues outside of North America. Ontrack's ability to sell its services and products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business. The impact of the stronger U.S. dollar on the translation of foreign currency-denominated sales and related gross profit thereon was not material in 2001, 2000 and 1999.

         Ontrack experiences foreign currency gains and losses, which are reflected in Ontrack's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of Ontrack's six foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts. The net exchange gain or loss arising from this was not material in 2001, 2000 and 1999. Ontrack anticipates that it will continue to have exchange gains or losses from foreign operations in the future. Interest rate risk is managed for cash and short-term investments by investing in a diversified frequently maturing portfolio, which is invested in high-grade taxable and tax-exempt government securities.

         The Company's net investment in its foreign subsidiaries was $870,000 and $798,000 at December 31, 2001 and 2000, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the year ended December 31, 2001.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets of Ontrack as of December 31, 2001 and 2000, and related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for the three years in the period ended December 31, 2001 and the notes thereto have been audited by Grant Thornton LLP, independent certified public accountants. These consolidated financial statements begin on page F-1, following the signature pages.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in Ontrack's 2002 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Information regarding the executive officers of Ontrack is included under "Business - Executive Officers" in Part I of this Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

         The information set forth in the 2002 Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The information set forth in the 2002 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management", "Compensation Committee Interlocks and Insider Participation" and "Election of Directors-Compensation of Directors" is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

(a)      Exhibits.
         --------

Exhibit
Number     Description
------     -----------

  2.1 Asset Purchase Agreement dated December 14, 1998 between Ontrack and Plug'n Play Computeraberatung GbR (Incorporated by reference to
           Exhibit 2.1 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998.)
  3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Ontrack's Registration Statement on Form SB-2 (File No. 333-05470C) as declared effective by the Commission on October 21, 1996 (the "Form SB-2")).
  3.2      Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Form
           SB-2).
  10.1 1996 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8, filed on July 28, 2000, SEC File No. 333-42496).
  10.2     Employee Stock Purchase Plan (incorporated by reference to Exhibit
           10.2 to the Form SB-2).
  10.3     Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
           10.3 to the Form SB-2).
  10.4     2001 Employee Stock Purchase Plan (filed herewith).
  10.5 License Agreement dated November 17, 1994 between Ontrack and Y-E Data, Inc. (incorporated by reference to Exhibit 10.5 to the Form SB-2).
  10.7     Employment Agreement dated June 28, 2001 between Ontrack and Michael
           W. Rogers (filed herewith), as amended by letter dated February 18, 2002 (filed herewith).
  10.9 Letter Agreement dated April 11, 1996 between Ontrack and Thomas P. Skiba (incorporated by reference to Exhibit 10.11 to the Form SB-2 and to Exhibit 10.9 to Ontrack's Form 10-K for the fiscal year ended December 31, 1999), as amended by letter dated June 28, 2001 (filed herewith).
  10.10 Letter Agreement dated February 28, 1996 between Ontrack and John M. Bujan (incorporated by reference to Exhibit 10.12 to the Form SB-2 and to Exhibit 10.10 to Ontrack's Form 10-K for the fiscal year ended December 31, 1999), as amended by letter dated June 28, 2001 (filed herewith).
  10.11 Letter Agreement dated February 1, 2001 between Ontrack and Ben F. Allen, as amended by letter dated June 28, 2001 (filed herewith).
  10.12 Separation Agreement and Release dated July 11, 2001 between Ontrack and Gary S. Stevens (filed herewith).
  10.13 Commercial Note, Revolving Loan Agreement, Security Agreement and Arbitration Agreement, each dated as of July 31, 1996, between Ontrack and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.15 to the Form SB-2) and amendment dated August 18, 1998 (incorporated by reference to Exhibit 10.12 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998.)

  10.14 Form of License Agreement with OEM Customers (incorporated by reference to Exhibit 10.16 to the Form SB-2).
  10.15 Lease Agreement dated September 21, 1998 between Liberty Property Limited Partnership and Ontrack for new Company offices, as amended by First Amendment to Lease dated January 26, 1999 (incorporated by reference to Exhibit 10.16 of Ontrack's Form 10-K for the fiscal year ended December 31, 1998) and as further amended by Second Amendment and Third Amendment dated February 26, 2001 and April 30, 2001, respectively (filed herewith).
  10.16 Separation Agreement between Ontrack and Lee B. Lewis in February 2001 (filed herewith).
  21.1     Subsidiaries of Ontrack (filed herewith).
  23.1     Consent of Grant Thornton LLP (filed herewith).
  24.1     Power of Attorney, included in the Signature Page.

(b)      Reports on Form 8-K. None.

(c)      Financial statements and schedules filed as part of this 10-K:
         See Index to Financial Statements on Page F-1 and Page S-1 containing
         Schedule II (Valuation and Qualifying Accounts) following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.

                                        ONTRACK DATA INTERNATIONAL, INC.

                                        By /s/ Ben F. Allen
                                           -------------------------------------
                                           Ben F. Allen, President and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Ben F. Allen and Thomas P. Skiba, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities indicated, on March 27, 2002.

Signature                           Title
---------                           -----

 /s/ Ben F. Allen                   President and Chief Executive
------------------------------      Officer (principal executive officer)
Ben F. Allen

 /s/ Thomas P. Skiba                Vice President and Chief Financial Officer
------------------------------      (principal financial and accounting officer)
Thomas P. Skiba

/s/ Michael W. Rogers               Chairman
------------------------------
Michael W. Rogers

 /s/ Roger D. Shober                Director
------------------------------
Roger D. Shober

/s/ Robert M. White                 Director
------------------------------
Robert M. White, Ph.D.

 /s/ John E. Pence                  Director
------------------------------
John E. Pence

/s/ Gary S. Stevens                 Director
------------------------------
Gary S. Stevens

                                      INDEX


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants.......................... F-2

Consolidated Financial Statements

   Consolidated Balance Sheets.............................................. F-3

   Consolidated Statements of Income........................................ F-4

   Consolidated Statements of Shareholders' Equity.......................... F-5

   Consolidated Statements of Cash Flows.................................... F-6

   Notes to Financial Statements............................................ F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
and Shareholders
ONTRACK Data International, Inc.

                We have audited the accompanying consolidated balance sheets of ONTRACK Data International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ONTRACK Data International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                We have also audited Schedule II of ONTRACK Data International, Inc. and subsidiaries for each of the three years in the period ended December 31, 2001. In our opinion, this schedule represents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 1, 2002

                        ONTRACK DATA INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         December 31,
                                                                   ---------------------
ASSETS                                                               2001         2000
                                                                   --------     --------
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 17,214     $ 15,370
   Marketable securities                                             15,396       12,806
   Accounts receivable, net                                           6,805        9,570
   Prepaid expenses and other                                         3,716        4,313
                                                                   --------     --------
                TOTAL CURRENT ASSETS                                 43,131       42,059

Long-term marketable securities                                       3,741        4,868
Deferred income taxes                                                 1,783        1,432
Furniture and equipment, net                                          9,285        6,464
Intangibles, net                                                      4,086        5,865
                                                                   --------     --------
                TOTAL ASSETS                                       $ 62,026     $ 60,688
                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $  1,308     $  1,254
   Accrued income taxes                                                 849        1,953
   Other accrued expenses                                             3,934        2,810
                                                                   --------     --------
                TOTAL CURRENT LIABILITIES                             6,091        6,017

SHAREHOLDERS' EQUITY:
   Preferred stock; $.01 par value; 1,000 shares
      authorized; no shares issued or outstanding                        --           --

   Common stock; $.01 par value; 25,000 shares
      authorized; 10,338 and 10,139 shares issued
      and outstanding at December 31, 2001 and 2000                     103          101

   Additional paid-in capital                                        32,549       31,397

   Retained earnings                                                 23,370       23,255

   Accumulated translation adjustment                                   (87)         (82)
                                                                   --------     --------
                TOTAL SHAREHOLDERS' EQUITY                           55,935       54,671
                                                                   --------     --------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 62,026     $ 60,688
                                                                   ========     ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Years ended December 31,
                                                      ----------------------------------
                                                        2001         2000         1999
                                                      --------     --------     --------
REVENUES:
   Services                                           $ 41,402     $ 36,645     $ 31,736
   Software                                             14,445       16,286       11,636
                                                      --------     --------     --------
                TOTAL REVENUES                          55,847       52,931       43,372

COST OF REVENUES:
   Services                                             10,751        7,906        7,607
   Software                                              5,309        5,379        2,999
                                                      --------     --------     --------
                TOTAL COST OF REVENUES                  16,060       13,285       10,606
                                                      --------     --------     --------

GROSS MARGIN                                            39,787       39,646       32,766

OPERATING EXPENSES:
   Sales and marketing                                  16,249       13,947       10,527
   Research and development                             10,442        9,454        7,092
   General and administrative                           11,664        9,098        7,746
   Amortization of goodwill                              1,645        1,851          792
   Workforce reduction costs                               850           --           --
   Terminated merger costs                                  --         (579)         675
                                                      --------     --------     --------
                TOTAL OPERATING EXPENSES                40,850       33,771       26,832
                                                      --------     --------     --------

OPERATING INCOME (LOSS)                                 (1,063)       5,875        5,934

Interest and other income                                1,178        1,345        1,047
                                                      --------     --------     --------

INCOME BEFORE INCOME TAXES                                 115        7,220        6,981

Provision for income taxes                                  --        2,172        2,304
                                                      --------     --------     --------

NET INCOME                                            $    115     $  5,048     $  4,677
                                                      ========     ========     ========

NET INCOME PER SHARE
   BASIC                                              $   0.01     $   0.50     $   0.48
   DILUTED                                            $   0.01     $   0.48     $   0.47

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC                                                10,222       10,072        9,825
   DILUTED                                              10,364       10,468        9,942


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                     Common stock       Additional  Accumulated
                                                  ------------------     paid-in    translation   Retained
                                                  Shares      Amount     capital    adjustment    earnings      Total
                                                  ------      ------     -------    ----------    --------      -----
BALANCES AT JANUARY 1, 1999                         9,697    $     97    $ 29,131    $     22     $ 13,530    $ 42,780
   Exercise of stock options                           48           1         364          --           --         365
   Stock purchased through Employee Stock
     Purchase Plan                                     63          --         239          --           --         239
   Stock issued in acquisition                        215           2         998          --           --       1,000
   Translation adjustment                              --          --          --         (30)          --         (30)
   Net income                                          --          --          --          --        4,677       4,677
                                                 --------    --------    --------    --------     --------    --------
BALANCES AT DECEMBER 31, 1999                      10,023         100      30,732          (8)      18,207      49,031
   Exercise of stock options                           62           1         299          --           --         300
   Stock purchased through Employee Stock
     Purchase Plan                                     54          --         366          --           --         366
   Translation adjustment                              --          --          --         (74)          --         (74)
   Net income                                          --          --          --          --        5,048       5,048
                                                 --------    --------    --------    --------     --------    --------
BALANCES AT DECEMBER 31, 2000                      10,139         101      31,397         (82)      23,255      54,671
   Exercise of stock options                          141           1         553          --           --         554
   Tax benefit from exercise of stock options          --          --         300          --           --         300
   Stock purchased through Employee Stock
     Purchase Plan                                     58           1         299          --           --         300
   Translation adjustment                              --          --          --          (5)          --          (5)
   Net income                                          --          --          --          --          115         115
                                                 --------    --------    --------    --------     --------    --------
BALANCES AT DECEMBER 31, 2001                      10,338    $    103    $ 32,549    $    (87)    $ 23,370    $ 55,935
                                                 ========    ========    ========    ========     ========    ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                  Years ended December 31,
                                                             ----------------------------------
                                                               2001         2000         1999
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    115     $  5,048     $  4,677
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                            2,944        2,491        2,088
       Capitalized software amortization                           83        1,107          941
       Goodwill amortization                                    1,645        1,601          792
       Deferred income taxes                                     (798)      (1,070)        (137)
       Tax benefits from exercise of stock options                300           --           --
       Changes in operating assets and liabilities:
         Accounts receivable, net                               2,765       (3,188)      (2,623)
         Other current assets                                   1,044       (1,263)        (299)
         Accounts payable and accrued expenses                     68         (602)       2,385
                                                             --------     --------     --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES       8,166        4,124        7,824

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisitions                                                    --         (726)      (6,641)
   Purchases of furniture and equipment                        (5,713)      (3,048)      (4,071)
   Net sales (purchases) of marketable securities              (1,463)        (638)       2,552
                                                             --------     --------     --------
                NET CASH USED IN INVESTING ACTIVITIES          (7,176)      (4,412)      (8,160)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from Employee Stock Purchase Plan                     300          366          239
   Proceeds from exercise of stock options                        554          300          365
                                                             --------     --------     --------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                           854          666          604
                                                             --------     --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,844          378          268

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   15,370       14,992       14,724
                                                             --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 17,214     $ 15,370     $ 14,992
                                                             ========     ========     ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW ACTIVITY:

   Income taxes paid                                         $  2,139     $  2,121     $  2,778
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

                        ONTRACK DATA INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ONTRACK Data International, Inc. (the "Company") provides software and service solutions, which help customers manage, recover, and discover their valuable data. The Company's headquarters are located in Eden Prairie, Minnesota, and has a presence in the following metropolitan areas: Los Angeles, California; Washington, D.C.; New York, NY; Boulder, Colorado; London, England; Stuttgart, Germany; Paris, France; Madrid, Spain; Milan, Italy; and Lugano, Switzerland. The Company also makes its data recovery services available through strategic alliances in Tokyo, Japan with Y-E Data and in Katowice, Poland with MBM.

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

   REVENUE RECOGNITION

   Service revenue is recognized upon shipment or transmission of data to customers. Software revenue is recognized when a purchase order has been received, the product has been shipped and collectibility is probable, or upon receipt of OEM royalty reports, whichever is applicable. Software revenue is stated net of estimated customer returns and allowances.

   The estimated amount of customer returns and allowances was $3,348 and $2,441 at December 31, 2001 and 2000. During fiscal year 2001, the Company increased its reserve for returns and allowances by approximately $900 due to a change in estimate.

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

   ADVERTISING EXPENSE

   The Company expenses advertising costs as incurred. Advertising costs of approximately $3,285, $2,933 and $2,492, were expensed to operations during the years ended December 31, 2001, 2000, and 1999.

   CASH EQUIVALENTS AND MARKETABLE SECURITIES

   Cash equivalents consist of highly liquid investments with an original maturity of three months or less and which are readily convertible to cash. Marketable securities generally consist of taxable and tax-exempt government agency securities and are classified as short-term or long-term in the balance sheet based on their maturity date. Marketable securities are classified as held-to-maturity and carried at amortized cost; unrealized holding gains and losses have not been significant.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   Cash, cash equivalents and marketable securities are valued at their carrying amounts, which approximate fair value. The fair value of all other financial instruments approximates cost as stated.

   CONCENTRATION OF CREDIT RISK

   Financial instruments which potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. No single customer or region represents a significant concentration of credit risk.

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

   STOCK-BASED COMPENSATION

   The Company utilizes the intrinsic value method of accounting for its stock-based employee compensation plans. Pro-forma information related to the fair value based method of accounting is contained in Note 11.

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

   NET INCOME PER SHARE

   Basic net income per share is computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 1,306, 273 and 788 shares of common stock with weighted average exercise prices of $7.85, $8.23 and $7.26 were outstanding during 2001, 2000 and 1999, but were excluded from the computation of common share equivalents because they were anti-dilutive.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   NEW ACCOUNTING PRONOUNCEMENTS

   The Company adopted Financial Accounting Standard Boards (FASB) Statement of Financial Accounting Standards (SFAS) 141, "BUSINESS COMBINATIONS," and SFAS 142, "GOODWILL AND INTANGIBLE ASSETS" on January 1, 2002. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Thereafter, goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. Effective January 1, 2002, the Company discontinued the amortization of goodwill. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing and expects to complete a transitional fair value based impairment test of goodwill by June 30, 2002.


NOTE 2 - FINANCIAL STATEMENT COMPONENTS

   FURNITURE AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                    December 31,
                                               ---------------------
                                                 2001         2000
                                               --------     --------

     Computer equipment                        $ 12,612     $ 10,955
     Furniture and office equipment               2,795        2,384
     Leasehold improvements                       3,724        2,542
     Purchased software                           3,865        2,021
     Less accumulated depreciation              (13,711)     (11,438)
                                               --------     --------
                                               $  9,285     $  6,464
                                               ========     ========

   ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

                                                    December 31,
                                               ---------------------
                                                 2001         2000
                                               --------     --------

     Wages and benefits                        $  1,503     $  1,195
     Unearned revenue                               455          183
     Marketing                                      422          316
     Other                                        1,554        1,116
                                               --------     --------
                                               $  3,934     $  2,810
                                               ========     ========

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 3 - ACQUISITIONS

   On July 15, 1999, the Company acquired Mijenix Corporation, a business that develops, markets and supports computer software utility products to enhance performance of personal computers. The purchase price consisted of $7,426 in cash and 215 shares of common stock. The acquisition was accounted for as a purchase and, accordingly, the acquired Company's results of operations are included in the consolidated financial statements from the date of acquisition. The purchase price in excess of net assets acquired of $7,938 was being amortized on a straight-line basis over five years. However, pursuant to Note 1, goodwill will no longer be amortized after December 31, 2001.


NOTE 4 - WORKFORCE REDUCTION CHARGE

   In June 2001, the Company announced a workforce reduction plan consisting of severance and related expenses for 51 employees or approximately 12% of the Company's workforce. This plan resulted in a total charge of $850 and affected all classes of the Company's domestic employee base. At December 31, 2001, $199 is accrued for the workforce reduction plan. There were no adjustments to the initial recorded accrual. The Company expects the workforce reduction plan will conclude by November 2002


NOTE 5 - TERMINATED MERGER COSTS

   Terminated merger costs of $675 for the year ending December 31, 1999 include legal fees, financial advisory fees, and miscellaneous expenses related to the proposed acquisition of the Company by Legato Systems, Inc. announced in November 1999. On January 24, 2000, the acquisition agreement was terminated. In March of 2000, the Company was reimbursed for $579 of its expenses by Legato.


NOTE 6 - LINE OF CREDIT

   The Company maintains a line of credit which allows maximum borrowings of $1,000 subject to a borrowing base of 80% of accounts receivable outstanding less than 90 days. The line of credit carries an interest rate of 1/2% over the prime-lending rate and is collateralized by all assets of the Company. There were no borrowings outstanding under the line of credit at December 31, 2001 and 2000.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 7 - INCOME TAXES

   The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes consist of the following:


                                                   Years ended December 31,
                                               -------------------------------
                                                 2001        2000        1999
                                               -------     -------     -------

     United States                             $  (758)    $ 6,351     $ 7,109
     Foreign                                       873         869        (128)
                                               -------     -------     -------

     Income before income taxes                $   115     $ 7,220     $ 6,981
                                               =======     =======     =======



   The Company's provision for income taxes consists of the following:

                                                   Years ended December 31,
                                               -------------------------------
                                                 2001        2000        1999
                                               -------     -------     -------
     Current:
       Federal                                 $   452     $ 2,697     $ 2,037
       State                                       114         382         324
       Foreign                                     232         163          80
                                               -------     -------     -------

                Total                              798       3,242       2,441

     Deferred:
       Federal                                    (924)     (1,193)        (98)
       State                                       (90)       (112)         (9)
       Foreign                                     216         235         (30)
                                               -------     -------     -------

                Total                             (798)     (1,070)       (137)
                                               -------     -------     -------

                                               $    --     $ 2,172     $ 2,304
                                               =======     =======     =======

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 7 - INCOME TAXES - Continued

The Company's effective tax rates differed from the federal statutory tax rate as follows:

                                                       Years Ended December 31,
                                                     --------------------------
                                                      2001      2000      1999
                                                     ------    ------    ------

     Federal statutory rate                            34.0%     34.0%     34.0%
     State income taxes, net of federal tax benefit    39.4       3.5       3.1
     Tax exempt interest                             (199.5)     (2.5)     (3.1)
     Research and development credit                     --      (5.6)     (4.7)
     Other, net                                       126.1       0.7       3.7
                                                     ------    ------    ------

                                                         --%     30.1%     33.0%
                                                     ======    ======    ======

   The decrease in effective tax rate as of December 31, 2001 is due to lower net income.

   Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities and are calculated using current tax rates. Deferred tax assets consist of the following:
                                                                 December 31,
                                                               ----------------
     CURRENT                                                    2001      2000
                                                               ------    ------

     Allowance for doubtful accounts, returns, discounts,
        rebates, and price protection                          $1,045    $  875
     Accrued expenses                                             645       152
     Loss carry forwards of foreign subsidiaries                   34       250
                                                               ------    ------

         Total current                                          1,724     1,277

     LONG-TERM

     Depreciation                                                 183       213
     Amortization                                               1,600     1,219
                                                               ------    ------

         Total long-term                                        1,783     1,432
                                                               ------    ------

         Total                                                 $3,507    $2,709
                                                               ======    ======

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 7 - INCOME TAXES - Continued

The December 31, 2001 and 2000 current deferred tax assets are presented within the balance sheet captions prepaid expenses and other.


NOTE 8 - EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan for employees who have completed one year of service and attained the age of 21. The Board of Directors determines contributions to the plan by the Company. The Company recorded profit sharing expense of approximately $255, $300 and $317 for the years ended December 31, 2001, 2000, and 1999.

   The Company's profit sharing plan also incorporates a 401(k) savings plan for its employees. Eligible employees may elect to contribute up to 15% of their salaries to the plan, up to limits defined by the Internal Revenue Code. There are no employer matching contributions.


NOTE 9 - OPERATING LEASES

   The Company leases office and warehouse facilities under noncancelable operating leases which expire on various dates through November 2009. Rental expense under such leases was $3,054, $1,791 and $1,575 for the years ended December 31, 2001, 2000, and 1999.

   Future minimum lease commitments for the next five years under all operating leases are as follows:

                2002                                       $ 2,184
                2003                                         1,959
                2004                                         1,884
                2005                                         1,817
                2006 and thereafter                          6,281
                                                           -------

                Total                                      $14,125
                                                           =======

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 10 - SEGMENT INFORMATION AND FOREIGN OPERATIONS

   The Company conducts its business within one reportable segment: software and service solutions which help customers manage, recover, and discover their valuable data. European activities include operations in England, Germany, France, Italy, Switzerland, and Spain.

   The Company licenses its data recovery technology to a Japanese company, Y-E Data. In exchange for the license, Y-E Data pays the Company monthly royalties based on the amount of data recovery revenues earned by Y-E Data each month.

   Revenues and identifiable assets by geographic area are summarized as follows:

                                               Years Ended December 31,
                                          ----------------------------------
                                            2001         2000         1999
                                          --------     --------     --------
     REVENUES:
       United States                      $ 43,817     $ 43,259     $ 36,027
       Europe                               13,682       11,255        8,374
       Japan                                   892          701          656
       Eliminations                         (2,544)      (2,284)      (1,685)
                                          --------     --------     --------

       Consolidated                       $ 55,847     $ 52,931     $ 43,372
                                          ========     ========     ========


                                                      Years Ended December 31,
                                                      ------------------------
                                                         2001         2000
                                                       --------     --------
     IDENTIFIABLE ASSETS:
       United States                                   $ 60,424     $ 59,743
       Europe                                             3,697        3,736
       Eliminations                                      (2,095)      (2,791)
                                                       --------     --------

       Consolidated                                    $ 62,026     $ 60,688
                                                       ========     ========

   Intercompany transactions are eliminated in consolidation and consist primarily of royalty charges by the U.S. parent to the European subsidiaries for data recovery and software technology.

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 11 - SHAREHOLDERS' EQUITY

   STOCK OPTION PLANS

   The Company has stock option plans that provide for incentive and non-qualified stock options to be granted to directors, officers and other key employees or consultants. The stock options granted generally have a six to ten year life, vest over a period of three to five years, and have an exercise price equal to the fair market value of the stock on the date of grant. At December 31, 2001, the Company had 434 shares of common stock available for grant under the plans.

   Transactions under the plans during each of the three years in the period ended December 31, 2001 are summarized as follows:

                                                    Number of       Weighted
                                                  shares under      average
                                                     option      exercise price
                                                  ------------   --------------

     Outstanding at January 1, 1999                   1,019          $ 7.13
       Granted                                          560            4.89
       Cancelled                                        (76)           7.19
       Exercised                                        (48)           7.66
                                                     ------          ------
     Outstanding at December 31, 1999                 1,455            6.25
       Granted                                          532            8.14
       Cancelled                                        (65)           7.03
       Exercised                                        (62)           6.15
                                                     ------          ------
     Outstanding at December 31, 2000                 1,860            6.77
       Granted                                          462            6.76
       Cancelled                                       (322)           6.88
       Exercised                                       (141)           3.95
                                                     ------          ------
     Outstanding at December 31, 2001                 1,859          $ 6.95
                                                     ======          ======

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 11 - SHAREHOLDERS' EQUITY - Continued

   Options exercisable are as follows at December 31:

                                                                                        Weighted
                                                                                        average
                                                                         Shares      exercise price
                                                                         ------      --------------
                1999                                                      568             $6.63

                2000                                                      846             $6.55

                2001                                                      984             $6.99

   The following tables summarize information concerning currently outstanding and exercisable stock options:

                                    Options Outstanding                         Options Exercisable
                     --------------------------------------------------   ------------------------------
                                    Weighted Average
       Range of        Number          Remaining       Weighted Average     Number      Weighted Average
   Exercise Prices   Outstanding    Contractual Life    Exercise Price    Exercisable    Exercise Price
   ---------------   -----------    ----------------   ----------------   -----------   ----------------
     $3.88-$5.65          436             6.57              $ 4.77            243            $ 4.56
     $5.66-$7.80          619             8.43                7.01            216              7.22
     $7.81-$11.81         785             6.49                7.97            514              7.93
    $12.00-$13.81          19             7.63               12.89             11             12.58
                        -----             ----              ------            ---            ------

                        1,859             7.17              $ 6.95            984            $ 6.99
                        =====             ====              ======            ===            ======

   The Company's pro forma net income (loss) and diluted net income (loss) per share would have been as follows had the fair value method been used for valuing stock options granted to employees in 1999 through 2001:

                                                                     2001          2000           1999
                                                                    ------        ------         ------
     Pro forma net income (loss)                                  $(1,307)        $3,453         $3,586

     Pro forma diluted net income (loss) per share                 $(0.13)         $0.33          $0.36

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 11 - SHAREHOLDERS' EQUITY - Continued

   The weighted average fair value of options granted and the weighted average assumptions used in the Black-Scholes options pricing model are as follows:

                                                2001         2000         1999
                                               ------       ------       ------

     Fair value of options granted              $4.38        $5.58        $3.11
     Dividend yield                                0%           0%           0%
     Average term                           5.0 years    5.0 years    5.0 years
     Volatility                                 75.8%        79.6%        72.8%
     Risk-free rate of return                    4.6%         6.5%         5.5%

   EMPLOYEE STOCK PURCHASE PLAN

   The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 250 shares of common stock have been reserved for issuance. As of December 31, 2001, 238 shares have been issued under the plan. Fair value disclosures under SFAS No. 123 have not been disclosed for shares under the ESPP as such values are immaterial.


NOTE 12 - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     Diluted net
                                                           Net         income
                                              Gross       income       (loss)
                              Revenues       margin       (loss)      per share
                              --------      --------     --------     ---------

     2001:
       First Quarter          $ 14,720      $ 10,886     $  1,100      $   0.11
       Second Quarter           11,448         7,672       (2,474)        (0.24)
       Third Quarter            13,202         9,490          262          0.03
       Fourth Quarter           16,477        11,739        1,227          0.12
                              --------      --------     --------      --------

     Total for year           $ 55,847      $ 39,787     $    115      $   0.01
                              ========      ========     ========      ========

                        ONTRACK DATA INTERNATIONAL, INC.

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 12 - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

                                                                     Diluted net
                                                           Net         income
                                              Gross       income       (loss)
                              Revenues       margin       (loss)      per share
                              --------      --------     --------     ---------

     2000:
       First Quarter          $ 11,784      $  8,851     $  1,290      $   0.12
       Second Quarter           12,929         9,964        1,413          0.14
       Third Quarter            13,325         9,974          930          0.09
       Fourth Quarter           14,893        10,857        1,415          0.14
                              --------      --------     --------      --------

     Total for year           $ 52,931      $ 39,646     $  5,048      $   0.48
                              ========      ========     ========      ========

SCHEDULE II

                ONTRACK DATA INTERNATIONAL INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2001

                             (AMOUNTS IN THOUSANDS)

                                    Balance at    Charged to    Charged to                      Balance
                                    Beginning     Costs and     Other Accounts   Deductions -   at End
Description                         of Period     Expenses      - Describe       Describe       of Period
---------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  and returns:

Year ended December 31, 2001        $2,441        $5,949        $  --            $5,042(a)      $3,348

Year ended December 31, 2000        $1,163        $4,009        $  --            $2,731(a)      $2,441

Year ended December 31, 1999        $  483        $  802        $ 353(b)         $  475(a)      $1,163

(a)  written off accounts receivable and returned product charges
(b) allowance for doubtful accounts and returns relating to the Mijenix acquisition in July 1999