Form 10-K/A
period 2001-12-31
ONTRACK DATA INTERNATIONAL INC
filed 2002-04-26
CIK 1022703

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                             AMENDMENT NO. 1 TO THE

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


                           COMMISSION FILE NO. 0-21375

                        ONTRACK DATA INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


                    MINNESOTA                              41-1521650
        -------------------------------                  ------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)


                               9023 COLUMBINE ROAD
                             EDEN PRAIRIE, MN 55347
                             ----------------------
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (952) 937-1107

                 REGISTRANT'S INTERNET ADDRESS: www.ontrack.com
                                                ---------------
  (CONTENTS OF THE REGISTRANT'S INTERNET SITE ARE NOT INCORPORATED BY REFERENCE
                      INTO THIS ANNUAL REPORT ON FORM 10-K)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 22, 2002, assuming as market value the price of $12.14 per share, the closing sale price on the Nasdaq National Market, the aggregate market value of shares held by nonaffiliates was approximately $71,524,825.

As of April 22, 2002, Ontrack had outstanding 10,505,550 shares of Common Stock, $.01 par value.

EXPLANATORY NOTE

         This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 2001. This Annual Report on Form 10-K/A is being filed solely to amend and restate Items 10 through 13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was previously filed with the Commission.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth certain information concerning the members of the Board of Directors of Ontrack:

Name and Age                 Principal Occupation                 Director Since
------------                 --------------------                 --------------

John E. Pence(55)            Retired President of Ontrack.             1985

Robert M. White, Ph.D.(63)   University Professor and Director of      1994
                             Data Storage Systems Center,
                             Carnegie Mellon University.

Roger D. Shober(63)          Retired Executive.                        1995

Michael W. Rogers(46)        Chairman and Former                       1985
                             Chief Executive Officer
                             of Ontrack.

Gary S. Stevens(45)          Former Senior Vice President and Chief    1985
                             Information and Technology Officer of
                             Ontrack.

BUSINESS EXPERIENCE OF DIRECTORS

         JOHN E. PENCE served as President of Ontrack from 1985 until 1998 and has served as a Director of Ontrack since 1985. From 1971 to 1985, he was employed by Control Data Corporation ("CDC"), now known as Ceridian Corporation, where he served as Department Head for the Program Management Office for CDC's mini-micro peripheral development (1984 to 1985), managed the Technical Support organization for worldwide support of CDC's plug compatible peripheral business (1981 to 1984) and served in various other capacities related to software development and computer programming (1971 to 1981).

         ROBERT M. WHITE, PH.D. is a University Professor and served as the Head of the Department of Electrical and Computer Engineering at Carnegie Mellon University ("CMU") from 1993 to 1999 when he became Director of the Data Storage Systems Center at CMU. He has served as a Director of Ontrack since 1994. He previously served as Vice President and Chief Technical Officer of CDC, and in 1990 was appointed by President George Bush and served as the first Under Secretary of Commerce for Technology until 1993. He is also a director of ENSCO, Inc., a contract research firm, STMicroelectronics, a manufacturer of semiconductors, and Read-Rite Corporation, a manufacturer of magnetic recording heads. He is a member of the National Academy of Engineering.

         ROGER D. SHOBER served as interim President and Chief Operating Officer of Ontrack from September 1998 until February 1999. He has served as a Director of Ontrack since 1995. He is a retired executive with 38 years of management experience within the computer industry. Most recently, he served as Executive Vice President of World Wide Operations at Control Data Systems, a spin-off of CDC, from 1991 to 1994, as President and Chief Operating Officer of Rigidyne, Inc., a hard disk drive research and development company that was subsequently acquired by Seagate, from 1988 to 1990, and as Executive Vice-President of Micom Systems, Inc., a manufacturer of data communications equipment, from 1986 to 1988.

         MICHAEL W. ROGERS served as Chief Executive Officer of Ontrack from 1986 to June 2001. Additionally, he has served as a Director of Ontrack since 1985 and as Chairman since 1989. Mr. Rogers also served as Chief Financial Officer from 1989 to May 1996. From 1980 to 1985, Mr. Rogers was employed by CDC, where he served as a Senior Developer of diagnostic software routines and as a Senior Electrical Engineer and an Electrical Engineer for software and hardware development. From 1978 to 1980, he was an Associate Engineer with Westinghouse Bettis Atomic Power Laboratory, a subsidiary of Westinghouse Electric Corporation.

         GARY S. STEVENS served as Senior Vice President and Chief Information and Technology Officer of Ontrack from February 2001 until June 2001 and as a Director of Ontrack since 1985. He served as Ontrack's Senior Vice President, Engineering from 1985 until February 2001. From 1979 to 1985, Mr. Stevens was a designer and diagnostic programmer of disk subsystems for CDC.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of Ontrack:

Name                     Position                                       Age
----                     --------                                       ---

Ben F. Allen             President and Chief Executive Officer          37

Thomas P. Skiba          Vice President and Chief Financial             46
                         Officer

John M. Bujan            Senior Vice President, Strategic               57
                         Planning and Corporate Development
                         and Secretary

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Ontrack's directors and executive officers to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Ontrack's Common Stock, and Ontrack is required to identify any of those persons who fail to file such reports on a timely basis. To Ontrack's knowledge, all such persons filed in a timely manner all such reports for 2001 except that the Form 3 of Mr. Allen, which was timely filed, was later amended.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table sets forth, for the years indicated, the compensation earned by the Chief Executive Officer(s) and each of the other two most highly compensated executive officers of Ontrack whose salary and bonus exceeded $100,000 for the year ended December 31, 2001, as well as two former officers who would have been included in the foregoing category had they been executive officers on December 31, 2001 (collectively, the "named executives"):

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                  COMPENSATION
                                             ANNUAL               ------------
                                          COMPENSATION          NO. OF SECURITIES   ALL OTHER
NAME AND                             -----------------------       UNDERLYING      COMPENSATION
PRINCIPAL POSITION           YEAR    SALARY($)      BONUS($)       OPTIONS(#)         ($)(1)
------------------           ----    ---------      --------       ----------         ------
Ben F. Allen(2)............  2001      172,000      100,000(6)       125,000           2,600
  President and
  Chief Executive Officer

Michael W. Rogers(3).......  2001      220,000       20,000(6)        30,000           2,600
  Chairman and Former        2000      219,000          -0-              -0-           3,400
  Chief Executive Officer    1999      201,000       95,000              -0-           4,200


John M. Bujan..............  2001      166,000       42,000(6)        50,000           2,600
  Senior Vice President,     2000      165,000       15,000           30,000           3,400
  Strategic Planning and     1999      142,000       72,000           20,000           3,700
  Corporate Development
  and Secretary

Thomas P. Skiba............  2001      166,000       42,000(6)        80,000           2,600
  Vice President and         2000      165,000       15,000           30,000           3,400
  Chief Financial Officer    1999      143,000       63,000           15,000           3,700

Gary S. Stevens(4).........  2001      211,000(5)       -0-           20,000             -0-
  Former Senior Vice         2000      214,000          -0-              -0-           3,400
  President and Chief        1999      212,000       16,000              -0-           4,200
  Information and Technology
  Officer

Lee B. Lewis(7)............  2001      130,000(8)       -0-              -0-             -0-
  Former Vice President      2000      130,000       31,700              -0-           3,300
  and General Manager        1999      133,000       32,000          100,000             -0-

-----------------------
(1) Amounts indicated represent contributions by Ontrack to its 401(k) Profit Sharing Plan on behalf of the named individuals.
(2) Mr. Allen became the Chief Operating Officer of Ontrack in February 2001, and became the President and Chief Executive Officer of Ontrack in June 2001.
(3) Mr. Rogers resigned as Chief Executive Officer of Ontrack in June 2001 and entered into an employment agreement with Ontrack providing for his employment as Chairman of the Board.
(4) Mr. Stevens resigned as Senior Vice President and Chief Information and Technology Officer in May 2001.
(5) Includes payments made pursuant to a separation agreement with Ontrack. See "Employment Agreements and Termination of Employment and Change-in-Control Arrangements" below.
(6)      Represents a bonus earned in 2001, part of which was paid in 2002.

(7)      Mr. Lewis resigned as Vice President and General Manager in February
         2001.
(8) Includes payments under a separation agreement with Ontrack, pursuant to which Mr. Lewis received semi-monthly installments of his annual base salary through December 31, 2001.

         The following table summarizes option grants in 2001 to each of the named executives:

                              OPTION GRANTS IN 2001

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF
                                                                                                     STOCK PRICE
                                                 PERCENT OF TOTAL                                  APPRECIATION FOR
                          NUMBER OF SECURITIES   OPTIONS GRANTED                                  OPTION TERM($)(1)
                           UNDERLYING OPTIONS       EMPLOYEES      EXERCISE PRICE   EXPIRATION   --------------------
NAME                         GRANTED(#)(2)          IN 2001(%)      PER SHARE($)       DATE         5%          10%
----                      --------------------   ---------------   --------------   ----------   --------     -------
Michael W. Rogers(3).......      30,000                6.50              7.75         1/22/11     146,218     370,545
Ben F. Allen...............      75,000               16.25              6.66          1/2/11     314,133     796,074
                                 25,000                5.42              5.65         6/27/11      88,831     225,116
                                 25,000                5.42              5.92        10/22/11      93,076     235,874
John M. Bujan..............      20,000                4.33              7.75         1/22/11      97,479     247,030
                                 10,000                2.17              5.65         6/27/11      35,533      90,046
                                 20,000                4.33              5.92        10/22/11      74,461     188,699
Thomas P. Skiba............      20,000                4.33              7.75         1/22/11      97,479     247,030
                                 10,000                2.17              5.65         6/27/11      35,533      90,046
                                 50,000               10.83              5.92        10/22/11     186,153     471,748
Gary S. Stevens(4).........      20,000                4.33              7.75             N/A         N/A         N/A
Lee B. Lewis (5)...........         -0-                0.00               N/A             N/A         N/A         N/A

-----------------------
(1) Potential realizable value is based on the assumption that the price per share of Common Stock appreciates at the assumed annual rate of stock appreciation for the option term. The actual value of these option grants is dependent on future performance of the Common Stock and overall stock market conditions. There is no assurance that the values reflected in this table will be achieved.
(2) The options vest as follows: 25% on each of the first, second, third and fourth anniversary of the grant date.
(3) Mr. Rogers resigned as Chief Executive Officer of Ontrack in June 2001. See "Employment Agreements and Termination of Employment Arrangements."
(4) The options granted to Mr. Stevens in 2001 have all lapsed as a result of Mr. Stevens' resignation as Senior Vice President and Chief Information and Technology Officer in May 2001. See "Employment Agreements and Termination of Employment and Change-in-Control Arrangements."
(5) Mr. Lewis resigned as Vice President and General Manager in February 2001. See "Executive Compensation - Employment Agreements and Termination of Employment and Change-in-Control Arrangements."

         The following table summarizes the exercises of options by the named executives in 2001 and the value of options held at December 31, 2001 by the named executives:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                                            DECEMBER 31, 2001(#)          DECEMBER 31, 2001($)(1)
                        SHARES ACQUIRED      VALUE       ---------------------------    ---------------------------
NAME                     ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                     --------------    -----------   -----------   -------------    -----------   -------------
Ben F. Allen..............      -0-             -0-         20,334        131,666           8,600         64,300
Michael W. Rogers(2)......      -0-             -0-         88,750         41,250             -0-            -0-
John M. Bujan.............    5,000          20,430         52,500         89,250          27,000         40,400
Thomas P. Skiba ..........   21,400          51,895         91,850        116,750         158,780         63,600
Gary S. Stevens(3)........      -0-             -0-            -0-            -0-             N/A            N/A
Lee B. Lewis(4)...........      -0-             -0-         50,000         50,000         108,000        108,000

-----------------------

(1) The amounts set forth represent the difference between the closing sale price of $6.79 per share of Common Stock on December 31, 2001 and the exercise price of the options, multiplied by the applicable number of shares underlying the options.
(2)      Mr. Rogers resigned as Chief Executive Officer of Ontrack in June 2001.
(3) All outstanding options held by Mr. Stevens lapsed as a result of Mr. Stevens' resignation as Senior Vice President and Chief Information and Technology Officer in May 2001.
(4) Mr. Lewis resigned as Vice President and General Manager in February 2001. Pursuant to the terms of the separation agreement between Ontrack and Mr. Lewis, Mr. Lewis' options lapsed on March 31, 2002. See "Executive Compensation - Employment Agreements and Termination of Employment Agreements."

         COMPENSATION OF DIRECTORS.

         Directors who are not employees of Ontrack receive an annual retainer of $20,000; $1,000 for each meeting of the Board of Directors attended in person; $500 for each telephonic meeting of the Board of Directors; $500 for each meeting of a committee of the Board of Directors; and reimbursement of travel expenses. The chair of a Board committee receives an additional $200 per committee meeting. Directors are also eligible to receive options under Ontrack's 1996 Stock Incentive Plan. Each non-employee director who is elected to the Board for the first time will automatically be granted a 10- year option under the Plan to purchase 10,000 shares of stock at the fair market value of Common Stock on the date of first election, with the option vesting in equal installments over four years. If the non-employee director is re-elected by shareholders after the fourth anniversary of the director's first election, the director will receive an option to purchase an additional 10,000 shares on the same terms. Directors who are officers of Ontrack do not receive any additional compensation for serving on the Board of Directors. Mr. Rogers received compensation for his services as the Chairman as described under "Employment Agreements and Termination of Employment and Change-in-Control Arrangements" below, and Mr. Stevens agreed to waive all compensation (other than reimbursement of travel expenses) incurred by him in connection with his services as a director pursuant to the terms of a separation agreement entered into in May 2001, the terms of which are also described under "Employment Agreements and Termination of Employment and Change-in-Control Arrangements."

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In June 2001, Michael W. Rogers resigned as Chief Executive Officer of Ontrack and entered into an employment agreement with Ontrack regarding his continued employment as an employee and Chairman of the Board. In February 2002, Mr. Rogers resigned as an employee and continued as a non-employee, non-officer Chairman of the Board. As provided by Mr. Rogers' employment agreement entered into in June 2001, he will receive his prior base salary of $220,000 for two years and reimbursement of the cost of health and life insurance premiums previously paid by Ontrack. All unvested stock options held by Mr. Rogers became vested and all stock options will remain exercisable for the longer of three years or the remaining term of the option. Mr. Rogers also reaffirmed his non-compete obligations and confidentiality obligations following his resignation.

         In February 2001, Ontrack entered into a letter agreement with Ben F. Allen regarding his employment as Ontrack's Chief Operating Officer at an annual base salary of $175,000. In June 2001, Ontrack entered into a letter agreement with Mr. Allen regarding his employment as Ontrack's President and Chief Executive Officer at the same base salary. In June 2001, Ontrack also entered into letter agreements with each of Messrs. Bujan and Skiba, which amended the letter agreements entered into by Mr. Messrs. Bujan and Skiba upon the commencement of their employment in 1996. As amended, the letter agreements with Messrs. Bujan and Skiba provide for severance payments equal to one year of base salary upon termination for reasons other than disability or gross misconduct. The letter agreements with Messrs. Allen, Bujan, and Skiba additionally provide for severance payments equal to 12, 18 and 18 months of base salary, respectively, if, within 18 months of a change of control:

o        their employment is terminated;

o their duties are diminished or they are assigned duties inconsistent with their prior status at Ontrack; or

o        their annual compensation is reduced.

         Upon a change of control, all options held by Messrs. Allen, Bujan and Skiba become fully vested. However, if Messrs. Allen, Bujan and Skiba breach their fiduciary duties, engage in gross misconduct or breach their confidentiality or non-compete obligations to Ontrack, they are not entitled to any payments otherwise payable as a result of a change of control as set forth above. Each of Messrs. Allen, Bujan and Skiba is also bound by a confidentiality and non-compete covenant following the termination of his employment with Ontrack.

         Ontrack entered into a separation agreement and release with Mr. Stevens in connection with Mr. Stevens' resignation as Senior Vice President and Chief Information and Technology Officer in May 2001. The agreement provides for severance payments totaling approximately $317,000, payable in semi-monthly installments through November 2002. Mr. Stevens is also bound by a confidentiality and non-compete covenant following the termination of his employment with Ontrack. Following his resignation as an executive officer and employee, Mr. Stevens remained on the Board of Directors of Ontrack and agreed to waive all compensation (other than reimbursement of travel expenses) due him for his services as a non-employee director of Ontrack.

         Ontrack entered into a separation agreement with Lee Lewis in February 2001 in connection with Mr. Lewis' resignation as Vice President and General Manager. The agreement provided that Mr. Lewis would act as a consultant to Ontrack and receive severance payments totaling approximately $114,000 through December 31, 2001. The agreement further provided that, prior to March 31, 2002, Mr. Lewis could exercise any stock options that were vested pursuant to the terms of the agreement under which they were granted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee for fiscal year 2001 were Roger D. Shober, John E. Pence and Robert M. White, Ph.D.

         Roger D. Shober was a member of the Compensation Committee through September 21, 1998. On that date, Mr. Shober was appointed as interim President and Chief Operating Officer of Ontrack, positions in which he served until February 11, 1999. In April 1999, following his service as an officer, Mr. Shober was appointed to be a member of the Compensation Committee.

         On September 21, 1998, John E. Pence became a member of the Compensation Committee. Mr. Pence was a founder of Ontrack and served as its President until September 18, 1998. Mr. Pence was an employee of Ontrack through December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Ontrack's Common Stock as of April 22, 2002, by (a) each person known to Ontrack to beneficially own more than five percent (5%) of Common Stock, (b) each director of Ontrack, (c) each named executive, and (d) all directors and executive officers of Ontrack as a group. Except as otherwise indicated below, to the knowledge of Ontrack, all shareholders have sole voting and investment power over the shares beneficially owned, except to the extent authority is shared by spouses under applicable law.


NAME AND ADDRESS OF                           NUMBER OF SHARES          PERCENT
BENEFICIAL OWNER                              BENEFICIALLY OWNED(1)     OF CLASS
----------------                              ---------------------     --------

Michael W. Rogers (2)........................       1,697,300            16.0%
   9023 Columbine Road
   Eden Prairie, MN 55347

Gary S. Stevens (3)..........................       1,798,300            17.1%
   18050 Langford Boulevard
   Jordan, MN 55352

John E. Pence (4)............................       1,302,291            12.3%
   HCR 52
   Box 102 - A6
   Hot Springs, SD 57747

Fidelity Management & Research
Company (5)..................................       1,028,000             9.8%
   82 Devonshire Street
   Boston, MA 02109

Heartland Advisors, Inc. (5) and
William J. Nasgovitz (6).....................         619,500             5.9%
   789 North Water Street
   Milwaukee, WI 53202

Dimensional Fund Advisors Inc. (5)...........         592,800             5.6%
   1299 Ocean Avenue
   Santa Monica, CA 90401

Ben F. Allen ................................          44,785                *
John M. Bujan ...............................          79,394                *
Thomas P. Skiba  ............................          61,250                *
Roger D. Shober(7) ..........................          76,000                *
Robert M. White, Ph.D.(8) ...................          31,250                *
Lee B. Lewis.................................           5,398                *

All executive officers and directors as
   a group (9 persons).......................       5,095,968            46.4%

----------------------
* Less than 1%

(1) Includes the following number of shares which could be purchased under stock options exercisable within 60 days of April 22, 2002: Mr. Rogers, 130,000 shares; Mr. Pence, 80,000 shares; Mr. Allen, 44,084 shares; Mr. Bujan, 76,750 shares; Mr. Skiba, 61,250; shares; Mr. Shober, 70,000 shares; Dr. White, 20,000 shares; and all executive officers and directors as a group, 482,084 shares.

(2) Includes 621,430 shares of Common Stock owned by the Rogers Family Limited Partnership, of which Mr. Rogers is the General Partner.
(3) Includes 29,946 shares of Common Stock owned by the Stevens Family Limited Partnership, of which Mr. Stevens is the General Partner.
(4) Includes 214,146 shares of Common Stock owned by the Pence Family Limited Partnership, of which Mr. Pence is the General Partner.
(5) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission.
(6) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission, such shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act by William J. Nasgovitz as a result of his position as an officer and director of, and stock ownership of, the Heartland Group, Inc.
(7)      Includes 5,000  shares jointly owned with Mr. Shober's spouse.
(8)      Includes 11,250 shares jointly owned with Dr. White's spouse.

         -------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2002.

                                        ONTRACK DATA INTERNATIONAL, INC.

                                        By /s/ Ben F. Allen
                                           -------------------------------------
                                           Ben F. Allen, President and
                                           Chief Executive Officer