Form 10-Q
period 2002-03-31
ONTRACK DATA INTERNATIONAL INC
filed 2002-05-15
CIK 1022703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)
    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                                                     (952) 937-1107
                                            (Registrant's telephone number,
                                                  including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_  No ___

As of April 30, 2002, the Company had 10,538,013 shares of Common Stock, $.01 par value, outstanding.

                        ONTRACK DATA INTERNATIONAL, INC.

                                      INDEX


PART 1.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (UNAUDITED):

                 Condensed Consolidated Balance Sheets as of
                 March 31, 2002 and December 31, 2001                         3

                 Condensed Consolidated Statements of Operations
                 for the three months ended March 31, 2002 and 2001           4

                 Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2002 and 2001           5

                 Notes to Condensed Consolidated Financial Statements        6-7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        8-11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                 RISK                                                        12

PART II. OTHER INFORMATION


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            12


SIGNATURES                                                                   13

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ONTRACK DATA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              MARCH 31,      DECEMBER 31,
                                                                2002             2001
                                                            ------------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $     22,355     $     17,214
  Marketable securities                                           12,977           15,396
  Accounts receivable, net                                         6,839            6,805
  Prepaid expenses and other assets                                3,518            3,716
                                                            ------------     ------------

     Total current assets                                         45,689           43,131

  Long-term marketable securities                                  3,616            3,741
  Deferred income taxes                                            1,783            1,783
  Furniture and equipment, net                                     9,244            9,285
  Intangibles, net                                                 4,410            4,086
                                                            ------------     ------------
     TOTAL ASSETS                                           $     64,742     $     62,026
                                                            ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities                                    $      6,963     $      6,091

SHAREHOLDERS' EQUITY:

  Common stock (10,463 and 10,338 shares issued and
    outstanding at March 31, 2002 and December 31, 2001,
    respectively)                                                    104              103

  Additional paid-in capital                                      33,229           32,549

  Accumulated translation adjustment                                (123)             (87)

  Retained earnings                                               24,569           23,370
                                                            ------------     ------------

     Total shareholders' equity                                   57,779           55,935
                                                            ------------     ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     64,742     $     62,026
                                                            ============     ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31
                                                               ------------------------
                                                                  2002          2001
                                                               ----------    ----------
REVENUES:
  Services                                                     $   12,229    $   10,522
  Software                                                          2,873         4,198
                                                               ----------    ----------
     TOTAL REVENUES                                                15,102        14,720

COST OF REVENUES:
  Services                                                          3,051         2,547
  Software                                                            609         1,287
                                                               ----------    ----------
     TOTAL COST OF REVENUES                                         3,660         3,834
                                                               ----------    ----------

GROSS MARGIN                                                       11,442        10,886

OPERATING EXPENSES:
  Sales and marketing                                               3,615         4,263
  Research and development                                          2,652         2,421
  General and administrative                                        3,290         2,517
  Merger Costs                                                        335            --
  Amortization of goodwill and other intangibles                       --           442
                                                               ----------    ----------

     TOTAL OPERATING EXPENSES                                       9,892         9,643
                                                               ----------    ----------

OPERATING INCOME                                                    1,550         1,243

INTEREST AND OTHER INCOME                                             139           307
                                                               ----------    ----------

INCOME BEFORE INCOME TAXES                                          1,689         1,550

PROVISION FOR INCOME TAX EXPENSE                                      490           450
                                                               ----------    ----------

NET INCOME                                                     $    1,199    $    1,100
                                                               ==========    ==========


BASIC NET INCOME PER SHARE                                     $     0.12    $     0.11

DILUTED NET INCOME PER SHARE                                   $     0.11    $     0.11

WEIGHTED AVERAGE SHARES

       BASIC                                                       10,391        10,141

       DILUTED                                                     10,734        10,360

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31
                                                             -------------------------
                                                                2002           2001
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                              $    1,199     $    1,100

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                               868            671
         Amortization of capitalized software                        --             61
         Amortization of goodwill                                    --            442
         Changes in operating assets and liabilities:
           Accounts receivable                                      (34)        (1,477)
           Other current assets                                     198           (298)
           Current Liabilities                                      839         (1,570)
                                                             ----------     ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               3,070         (1,071)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Italian and Switzerland subsidiaries           (374)            --
     Purchase of furniture and equipment                           (777)          (993)
     Maturities of short-term and long-term
       marketable securities                                      2,544          5,090
                                                             ----------     ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                         1,393          4,097


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee
       stock purchase plan                                          678            127
                                                             ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           678            127
                                                             ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         5,141          3,153

Cash and cash equivalents, beginning of period                   17,214         15,370
                                                             ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   22,355     $   18,523
                                                             ==========     ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ONTRACK DATA INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         ONTRACK Data International, Inc. (the "Company"), provides software and service solutions that help customers manage, recover and discover their valuable data. The Company is headquartered in Eden Prairie, Minnesota, with a presence in the metropolitan areas of Los Angeles, California; Washington, D.C.; New York, New York; Boulder, Colorado; London, England; Stuttgart, Germany; Paris, France; Milan, Italy; Lugano, Switzerland; and Madrid, Spain.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K as amended for 2001. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited balance sheet as of that date.

         In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         COMPREHENSIVE INCOME

         The components of comprehensive income for the three months ended March 31, 2002 and 2001 are foreign currency translation adjustments. Comprehensive income is not separately reported, as amounts were not significant.

3.       PENDING MERGER

                  On April 1, 2002, the Company, Kroll Inc. ("Kroll") and ODI Acquisition Corporation ("ODI"), a wholly-owned subsidiary of Kroll, entered into an Agreement and Plan of Reorganization, as amended on April 25, 2002 (the "Agreement"). Pursuant to the Agreement, ODI will merge with and into Ontrack, and Ontrack will continue as a wholly-owned subsidiary of Kroll in a stock-for-stock merger (the "Merger"). In the Merger, for each share of Company common stock owned just before the Merger, Company shareholders will be entitled to receive a fractional share of Kroll common stock calculated to have a value equal to $12.50, based on the volume weighted average price of Kroll common stock over a period of 20 consecutive trading days ending three trading days before the vote of the Company's shareholders at the Company's special meeting of shareholders. However, the value of this fractional share may change depending upon the average trading price of Kroll common stock before the Merger. The Company's special meeting of shareholders to consider and vote upon the Merger is currently scheduled to be held on June 13, 2002.

                  Shareholders holding approximately 27% of the outstanding shares of the Company's common stock have agreed to vote in favor of the Merger pursuant to voting agreements. The consummation of the Merger is subject to the approval of the shareholders of the Company and Kroll, receipt of necessary regulatory approvals, SEC clearance and other customary closing conditions. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. It is expected that the Merger will be consummated late in the second quarter 2002.

                  This description of the Agreement and the Merger is qualified in its entirety by reference to the full text of the Agreement which is attached as an Appendix to the Company's proxy statement for the special meeting, filed with the SEC on May 10, 2002.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

                  Effective January 1, 2002, the Company adopted Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards (SFAS) 141, "BUSINESS COMBINATIONS," and SFAS 142, "GOODWILL AND INTANGIBLE ASSETS". These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Thereafter, goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. Effective January 1, 2002, the Company discontinued the amortization of goodwill. The Company has determined goodwill relates to one reporting unit for purposes of impairment testing and expects to complete a transitional fair value based impairment test of goodwill by June 30, 2002.

                  If the Company would have adopted SFAS 141 and 142 for the three month period ended March 31, 2001, the Company would have reported adjusted net income, basic and diluted income per share of $1,414, $0.14 and $0.14 respectively. The adjusted net income and net income per share amounts reported above exclude, from previously reported financial information, net of tax goodwill amortization, of $314.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

INTRODUCTION

During the first quarter of 2002, the Company generated operating income, of $1,550 which represents a 25% increase from same period of 2001. After adjusting for merger costs in 2002 and goodwill amortization in 2001, the increase in operating income from the first quarter of 2001 to the first quarter of 2002 was 12%. The improvement was due to several factors, including increased revenues in the Company's DataTrail(TM) and Remote Data Recovery(TM) businesses, improved gross margins in the software business, and reduced sales and marketing expenses in the consumer software utility product line.


REVENUES

SERVICES:

Service revenues consisted of the following:

                                         Three Months
                                        Ended March 31
                                   ------------------------         %
                                      2002          2001         Change
                                   ----------    ----------    ----------
                                           (Amounts in thousands)

In-lab Data Recovery Services      $    7,388    $    7,083             4%
Remote Data Recovery Services           1,144           842            36%
DataTrail Electronic Discovery          3,697         2,597            42%
                                   ----------    ----------    ----------
     Total                         $   12,229    $   10,522            16%
                                   ==========    ==========    ==========

The increase in Remote Data Recovery revenue from 2001 is the result of a record number of jobs processed in the first quarter of 2002. The increase in the DataTrail business is due to the Company's continued success in penetrating the civil litigation market. DataTrail revenue in the first quarter of 2002 was split approximately 50/50 between merger & acquisition engagements and civil litigation engagements compared to the first quarter of 2001, when the vast majority of DataTrail revenue was the result of merger & acquisition engagements.

SOFTWARE:

Software revenues consisted of the following:

                                        Three Months
                                       Ended March 31
                                  ------------------------         %
                                     2002          2001         Change
                                  ----------    ----------    ----------
                                          (Amounts in thousands)

Desktop Utility                   $    1,371    $    2,492           (45%)
Disk Manager                             700           972           (28%)
Easy Recovery                            723           606            19%
Other Software                            79           128           (38%)
                                  ----------    ----------    ----------
     Total                        $    2,873    $    4,198           (32%)
                                  ==========    ==========    ==========

The decrease in Desktop Utility software revenue is the result of transitioning the Company away from the North American consumer software utility retail market and concentrating the Company's efforts on the European markets and direct/online sales in North America. Although the Desktop Utility revenues are down from the first quarter of 2001, the change in strategy significantly improved profitability as evidenced by the improved software gross margin percentage and reduced sales and marketing expenses. Disk Manager is a mature product line and while the product continues to contribute strong operating margins, downward pricing pressure continues from the Company's main customers, the disk drive manufacturers. The increase in Easy Recovery revenue resulted from the promotion of Easy Recovery as a low cost alternative to an in-lab or remote data recovery solution.

GROSS MARGINS

SERVICES:

Gross margin as a percentage of service revenues for the three months ended March 31, 2002, was approximately 75%, compared to 76% for the comparable period in 2001. The Company intends to further invest in technology for the DataTrail business, which should result in a more efficient DataTrail process and in-turn, improve the gross margins as well as increase the quality of the DataTrail product produced. The Company expects to see these improvements by the fourth quarter of 2002.

SOFTWARE:

Gross margin as a percentage of software revenues for the three months ended March 31, 2002, was approximately 79%, compared to 69% for the comparable period in 2001. The improvement is the result of transitioning the Company away from the North American consumer software utility retail market.

OPERATING EXPENSES

SALES AND MARKETING:

Sales and marketing expenses for the three months ended March 31, 2002 decreased 15% when compared to the same period in 2001. As a percentage of revenues, sales and marketing expenses were 24% for the three months ended March 31, 2002 compared to 29% for the same period in 2001. The decrease in both dollars and percentage of revenues is due to transitioning the Company away from the North American consumer software utility retail market.

RESEARCH AND DEVELOPMENT:

Research and development expenses for the three months ended March 31, 2002 increased 10% when compared to the same period in 2001. As a percentage of revenues, research and development expenses were 18% for the three months ended March 31, 2002 compared to 16% for the same period in 2001. The increase in dollars is primarily the result of increased spending on technology to improve the efficiency of its DataTrail business processes.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses for the three months ended March 31, 2002 increased 31% when compared to the same period in 2001. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2002 were 22% compared to 17% for the same period in 2001. The increase in general and administrative expenses is primarily the result of increased compensation costs associated with a new incentive plan as well as severance costs associated with the retirement of the Company's Chairman.

MERGER COSTS

Merger costs in the amount of $335,000 were recorded in the first quarter of 2002 and consist primarily of attorney and accountant fees which were incurred in relation to the pending merger with Kroll Inc.

PROVISION FOR INCOME TAXES

For the three-month periods ended March 31, 2002 and 2001, the Company provided for tax expense at a rate of 29.0%.

GOODWILL

For the three months ended March 31, 2001, the Company recorded an expense of $442,000 related to the amortization of goodwill. For the same period in 2002, the Company adopted SFAS 142 which eliminates the amortization of goodwill for all periods after December 31, 2001.

NET INCOME PER SHARE

The changes in basic and diluted net income per share for all periods presented are due to changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $3.1 million for the three months ended March 31, 2002 compared to a use of cash of $1.1 million in the same period of 2001. The change is mainly the result of increased collections of receivables in the first quarter of 2002 which is due to the transition away from the North American consumer software utility retail market.

At March 31, 2002, Ontrack had $38.9 million of cash, cash equivalents, short-term investments and long-term investments, the majority of which is invested in high-grade taxable and tax-exempt government securities. Ontrack expects that its current cash and investments along with cash generated from its operations will be adequate to meet its capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Information included in this Form 10-Q, in Ontrack's Annual Report, in other filings with the SEC and in Ontrack's press releases, which uses forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or other variations thereon constitutes forward-looking information. The factors set forth below and other risk factors described elsewhere in this Form 10-Q, in Ontrack's Annual Report, in other filings with the SEC and in Ontrack's press releases constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (1) the computer industry is characterized by rapid technological changes and frequent introductions of new enhanced products and Ontrack must constantly adapt its data recovery techniques, its data recovery hardware and software tools and its commercial software products to keep pace with these technological changes; (2) Ontrack intends to invest in product development, joint ventures, acquisitions and other projects to enhance its revenues, and there is no assurance that these projects will yield the desired growth in revenues and earnings; (3) future technological developments in computer operating systems, automatic data backup systems and other data protection techniques have the potential to eliminate or reduce the risk of data loss; (4) Ontrack's software revenues depend on disk drive shipments by OEMs, trends in the disk drive industry, and the risks inherent in the retail product markets (including product returns and changing customer demands), which Ontrack cannot control;
(5) Ontrack has introduced and intends to introduce new products and services and there can be no assurance of market acceptance of any such product or service or of favorable market conditions in any target market for Ontrack's products and services, such as the target market for Ontrack's DataTrail electronic discovery business; (6) Ontrack depends to a large degree on its ability to attract and retain technical personnel; (7) the risks inherent in increased foreign operations; (8) the DataTrail electronic discovery business is characterized by large, non-recurring engagements which may result in wide fluctuations of revenue from quarter to quarter; (9) the proposed merger with Kroll does not close or that the Companies may be required to modify aspects of the merger to achieve regulatory approval; (10) prior to the closing of the proposed merger, the business of Ontrack suffers due to the uncertainty related to the merger; and (11) following the merger, Ontrack and Kroll are unable to successfully execute their integration strategies or achieve planned synergies or other expected benefits of the merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since December 31, 2001. Please refer to Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2001 for more information.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K. On April 2, 2002, the Registrant filed a Current Report on Form 8-K to report under Item 5 (Other Events) that it had signed an Agreement and Plan of Reorganization with Kroll Inc. and ODI Acquisition Corporation, dated April 1, 2002.

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



                                    ONTRACK DATA INTERNATIONAL, INC.
                                    --------------------------------
                                              (Registrant)





Date: May 15, 2002                  By: /s/ Ben F. Allen
                                        ----------------------------------------
                                        Ben F. Allen
                                        President and Chief Executive Officer



Date: May 15, 2002                  By: /s/ Thomas P. Skiba
                                        ----------------------------------------
                                        Thomas P. Skiba
                                        Vice President & Chief Financial Officer